Form 10-K
period 1995-12-31
DIVERSIFIED HISTORIC INVESTORS VI
filed 1996-08-02
CIK 828604

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended                December 31, 1995
                          ------------------------------------------------------
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                        to
                              ------------------------  ------------------------

Commission file number                     33-19811
                      ----------------------------------------------------------

                        DIVERSIFIED HISTORIC INVESTORS VI
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                            23-2492210
- - -------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization                                Identification No.)

              Suite 500, 1521 Locust Street, Philadelphia, PA 19102
- - --------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code  (215) 735-5001
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:        NONE
                                                          ----------------------

Securities registered pursuant to section 12(g) of the Act:    25,461 Units
                                                          ----------------------

                      Units of Limited Partnership Interest
- - --------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                           Yes       No  X
                                                                -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   Aggregate market value of Units held by non-affiliates of the Registrant:
                                Not Applicable *
                                ----------------

* Securities not quoted in any trading market to Registrant's knowledge.

                                     PART I

Item 1. Business

         a. General Development of Business

         Diversified Historic Investors VI ("Registrant") is a limited partnership formed in 1988 under the Pennsylvania Uniform Limited Partnership Act. As of December 31, 1995, Registrant had outstanding 25,461 units of limited partnership interest (the "Units").

         Registrant is presently in its operating stage. It originally owned eight properties or interests therein. Its interest in one property has been lost through foreclosure, a second property is in the process of being liquidated to pay outstanding indebtedness relating to the property, and an interest in one other has been reduced substantially. See Item 2. Properties, for a description thereof.

         The following is a summary of significant transactions involving the Registrant's interests:

         In order to forestall the lender's threatened foreclosure, on January 28, 1993, Firehouse Square General Partnership, a general partnership in which the Registrant owns a 90% interest, filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. In May 1993, the lender sold its note and mortgage to another entity. On June 1, 1993, an agreement was entered into with the new holder of the note and mortgage to restructure the note. The bankruptcy was subsequently dismissed. See Item 2. Properties for a description of the restructured note. On November 16, 1994, the first mortgage holder foreclosed on its mortgage and subsequently sold it to a newly formed partnership known as 901 King Street Associates which is owned 90% by the Registrant. See Item 2. Properties for a description of the foreclosure.

         On September 9, 1993, St. James Limited Partnership ("SJLP"), a limited partnership in which the Registrant owns a 98% interest, filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. After filing the petition, it became apparent that there could not be a confirmable plan of reorganization without either the Registrant making an additional equity contribution to SJLP or an extremely favorable settlement of a complaint by the Registrant against the Registrant's co-general partner in SJLP and United National Bank alleging misappropriation of funds from a deficit cash reserve account. See Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations. Since the Registrant had no additional sources of equity and the outcome of the co-general partner/bank suit was uncertain, the automatic stay was lifted and the first mortgage holder foreclosed on the property on October 21, 1994.

         On January 21, 1994, a property owned by the Registrant, Locke Mill Plaza, was transferred to Locke Mill Partners ("LMP") a limited partnership in which the Registrant owns a 99% interest. The property was transferred so that it would be held by the Registrant in a manner similar to all of the other properties held by the Registrant. On February 14, 1994, LMP filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. LMP filed a Plan of Reorganization and Disclosure Statement on July 7, 1994. On June 6, 1995, LMP filed the Second Plan of Reorganization (the "Plan") and the Plan was confirmed in August 1995. The bankruptcy was subsequently dismissed. For a description of the proceedings, see Item 2. Properties.

         On August 14, 1992, Commercial Federal Realty Investors Corporation ("CFRIC"), the owner of a 1% interest in the Saunders Apartments Joint Venture ("SAJV") filed an action in the District Court of Douglas County, Nebraska seeking damages of $275,000 plus interest alleged to be due under the terms of various agreements between parties which were executed in connection with the establishment of the joint venture. The Registrant denied liability and filed a counterclaim seeking declaratory judgment and money damages for breach of contract and breach of fiduciary duty. On June 1, 1993, a settlement agreement was reached and an Amended and Restated Joint Venture Agreement was reached whereby the Registrant was entitled to retain all funds held in escrow ($275,000) pursuant to the original joint venture agreement. In return, CFRIC agreed to convert $1,155,000 in amounts owed to it by SAJV to a capital contribution, (increasing its ownership in SAJV to 70%) and will receive 100% of future income, losses and tax credits for tax purposes until such time as it recovers $430,000 of the capital contribution, any advances it must make on behalf of the property in the form of loan reduction and cash flow shortfalls (with interest at 10%), and any amounts resulting from any recapture of tax credits. Thereafter, future income and losses for both book and tax purposes will be allocated 70% to CFRIC and 30% to the Registrant.

         b. Financial Information about Industry Segments

         The Registrant operates in one industry segment.

         c. Narrative Description of Business

         Registrant is in the business of operating, holding, selling, exchanging and otherwise dealing in and with real properties containing improvements which are "Certified Historic Structures," as such term is defined in the Internal Revenue Code (the "Code"), or which are eligible for designation as such, for use as apartments, offices, hotels and commercial spaces, or any combination thereof, or low income housing eligible for the tax credit provided by Section 42 of the Code, and such other uses as the Registrant's general partner may deem appropriate.

         Since the Registrant's inception, all the properties acquired either by the Registrant, or the subsidiary partnerships in which it has an interest, have been rehabilitated and certified as Historic Structures and have received the related Investment Tax Credit. In addition, four properties (Roseland, Mater Dolorosa, Strehlow Terrace and Saunders Apartments) are low-income housing structures which qualify for, have received, and will continue to receive, the Low Income Tax Credits. Each of the seven properties currently owned are held for rental operations. At this time it is anticipated that all the properties will continue to be held for this purpose. At such time as real property values begin to increase, the Registrant will re-evaluate its investment strategy regarding the properties.

         As of December 31, 1995, Registrant owned interests in seven properties, located in Nebraska (three), North Carolina (one), Virginia (one), Pennsylvania (one), and Louisiana (one). In total, the properties contain 178 apartment units, 149 condominium units used as rental units, and 50,815 square feet ("sf") of commercial/retail space. As of December 31, 1995, 304 of the apartment and condominium units were under lease (93%) at monthly rental rates ranging from $275 to $1,085. In addition, 41,875 sf of commercial/retail space was under lease (82%) at annual rates ranging from $1.45 to $26.96 per sf. Rental of the apartments and commercial space is not expected to be seasonal. For a further discussion of the properties, see Item 2. Properties.

         The Registrant is affected by and subject to the general competitive conditions of the residential and commercial real estate industry. As a result of the overbuilding that occurred in the 1980's, the competition for both residential and commercial tenants in the local markets where the Registrant's properties are located is generally strong. In each of the markets, there are several similar historically certified rehabilitated buildings. Three of the properties held for rental are market-rate properties and are located in North Concord, North Carolina, Alexandria, Virginia, and Philadelphia, Pennsylvania. At these properties the Registrant is forced to keep its rent levels competitively low in order to maintain moderate to high occupancy levels. Management of each of these properties makes frequent analyses of "what the market will bear" in order to set rent levels. When occupancy nears the 97-99% range, management considers raising the rents by more than a normal cost of living increase. If occupancy falls below 85%, management considers lowering rents. Four of the properties held for rental are low-income housing structures and are located in Omaha, Nebraska, and New Orleans, Louisiana. These properties have fixed rental rates and face competition for low to moderate income tenants from other low income properties in the area. However, there is no organization which holds a dominant position in the residential housing or commercial leasing market in any of the geographic areas in which the Registrant's properties are located.

         Registrant has no employees. Registrant's activities are overseen by Brandywine Construction & Management, Inc., ("BCMI") a real estate management firm.

         d. Financial Information About Foreign and Domestic Operations and Export Sales

         See Item 8. Financial Statements and Supplementary Data.

Item 2. Properties

         As of December 31, 1995, Registrant owned interests in six partnerships which each own one property and a minority interest in an additional partnership which owns one property. A summary description of each property is given below.

         a. Locke Mill Plaza - consists of 78 residential condominium units and 6,700 sf of commercial/retail space (of which 1,600 sf is used for in-house office and maintenance services) in a 185 condominium unit project located at Buffalo Avenue and Union Street in North Concord, North Carolina. An affiliate of the Registrant owns an additional 10 units. In December 1988, Registrant acquired the units for $5,042,000, ($65.44 per sf) which was funded by Registrant's equity contribution and two $1,250,000 notes payable. In February 1992, one lender advanced $50,217 to pay real estate taxes. This amount was
added  to  the  then  outstanding  principal  balance.   Subsequently,   at  the
recommendation of the lender, the existing property management contract was terminated and a new manager was engaged. Since that time, occupancy and cash flow have improved. However, the cash flow has still not been sufficient to cover operating expenses (including real estate taxes) and debt service, including principal amortization. In order to ease the debt service payment burden on the property, the Registrant discussed with its two lenders the possibility of restructuring its loan obligations. These discussions were not successful. In January 1994, the property's ad valorem property tax payments were in default and the taxing authorities commenced proceedings to sell the property. Since the property was unable to satisfy past due obligations and meet the demands of its secured creditors, on February 14, 1994, Locke Mill Partners ("LMP", the partnership to which the property was transferred on January 21, 1994) filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. On June 6, 1995, LMP filed the Second Plan of Reorganization (the "Plan") and the Plan was confirmed in August 1995. The Plan provides for the following : (1) the sale of some or all of the units to satisfy the claims of its creditors; and (2) an extension of the maturity date of the notes payable for three years, with the option to extend for an additional two years if at least fifty percent (50%) of the principal amount of the debt outstanding at the confirmation of the Plan has been repaid. The net proceeds of the sales will be used to retire the principal balance of the debt. At December 31, 1995 none of the units have been sold. A new lender has placed a wrap-around mortgage on the property in the amount of $3,500,000 (principal balance of $3,583,625 at December 31, 1995) and has agreed to fund the necessary costs for the marketing and any improvements to the units. The wrap-around mortgage amount is supported by a current appraisal of the property, therefore the difference between the wrap-around mortgage and the underlying mortgages was accounted for as an adjustment to the related fixed assets. Monthly payments of interest to the new lender are to be made in an amount equal to net operating income, with a minimum of $25,000 per month. The note accrues interest at 12% and is due in August 2000. The property is managed by BCMI. As of December 31, 1995, 73 units were under lease (94%) with monthly rents ranging from $400 to $600, and 5,243 sf of commercial space were leased (78%) at annual rents ranging from $1.45 to $3.16 per sf.

         All residential leases are renewable, one-year leases. The occupancy for the residential units for the previous four years was 93% for 1994, 96% for 1993, 94% for 1992 and 91% for 1991. The monthly rental range has been approximately the same since 1991. The occupancy for the commercial space was 46% for 1994, 46% for 1993, 41% for 1992 and 24% for 1991. The average annual rent has been $2.07 per sf in 1994, $5.10 to $6.75 per sf for 1993, $5.85 per sf for 1992 and $3.24 per sf for 1991. There are four tenants who each occupy ten percent or more of the rentable square footage. They operate principally as a beauty salon, modeling agency, leasing office and a maintenance shop. The leasing office and maintenance shop each have month to month leases which requires sixty (60) days notice to vacate. All leases are operating leases and the minimum future rentals on the noncancelable leases as of December 31, 1995 are $8,100. There are no contingent liabilities included in income for the years ended December 31, 1995, 1994 and 1993.

         The following is a table showing commercial lease expirations at Locke Mill Plaza for the next five years.
                                                Total annual
                                               rental covered       % of gross
                Number of       Total sf of     by expiring        annual rental
             leases expiring  expiring leases      leases          from property

 1996               2            3,683             $ 8,100              2%
 1997               -               -0-                 -0-             0
 1998               -               -0-                 -0-             0
 1999               -               -0-                 -0-             0
 2000               -               -0-                 -0-             0

         Although no firm commitments have been made, the Registrant anticipates that the two leases which are scheduled to expire in 1996 will be extended for at least an additional year, due to the long-standing tenancy of the merchants and the availability of renewal options under their leases.

         For tax purposes, this property has a federal tax basis of $5,756,314 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $39,997 which is based on an assessed value of $3,703,390 taxed at a rate of $.46 per $100 by the City of Concord and a rate of $.62 per $100 by the County of Cabarrus. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

         b. Firehouse Square - consists of 32,544 sf of commercial space at 902-910 King Street in Alexandria, Virginia. In December 1988, Registrant was admitted, with a 90% general partner interest, to Firehouse Square General Partnership ("FSGP"), a Virginia general partnership, for a cash capital contribution of $1,750,000. FSGP acquired and rehabilitated the property for $5,660,000 ($151.51 per sf), funded by the equity contribution and a mortgage note payable of $4,207,000. The original note terms, as amended on December 28, 1988, provided for interest payable monthly at a rate of prime plus 1/2% in addition to monthly principal installments of $2,600 with maturity in June 1993. Due to insufficient cash flow, FSGP ceased making debt service payments in November 1992. On December 1, 1992, FSGP was given notice of the existence of certain defaults under the loan documents. After the cure period expired, the lender accelerated the loan and declared it due and payable in full. In addition, the lender exercised its rights pursuant to the Assignment of Lessor's Interest in Leases and directed all tenants to commence making their rent payments directly to the lender. In order to forestall the lender's threatened foreclosure, on January 28, 1993, FSGP filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. In May 1993 the lender sold its note and mortgage to another entity. On June 1, 1993, an agreement was entered into with the new holder of the note and mortgage to restructure the loan and the bankruptcy was subsequently dismissed. Accrued interest in the amount of $218,728 was added to the principal balance of the note. The lender also advanced $40,711 for real estate taxes and $33,627 for tenant improvements. Monthly payments of interest to the new note holder were to be made in an amount equal to net operating income, with a minimum of $22,916 per month. The note accrues interest at prime plus 1/2% (9% at December 31, 1995 and 1994). On November 16, 1994, a foreclosure sale was held the first mortgage holder bid its loan receivable at the sale, and became the successful bidder. The first mortgage holder sold its successful bid to a partnership known as 901 King Street Associates ("KSA"). KSA is a general partnership owned 90% by DHI-VI. The selling price of the mortgage was the outstanding balance of the mortgage immediately prior to foreclosure. The obligation has terms materially the same as the original mortgage loan and is secured by a new mortgage on the Property. Therefore, after the sale, the Registrant's interest in the Property is unchanged. The principal balance at December 31, 1995 was $4,202,189. The entire principal balance is due October 1998. In June 1995, the Registrant refinanced $900,000 of the first mortgage (principal balance of $895,661 at December 31, 1995). The new loan bears interest at 9.75%, payable in monthly installments of principal and interest of $8,021 and is due in June 2005. The property is managed by BCMI. As of December 31, 1995, Firehouse Square has 26,041 sf of space under lease (80%) at annual rates ranging from $6.57 to $26.96 per sf.

         The occupancy for the previous four years was 88% for 1994, 87% for 1993, 53% for 1992 and 53% for 1991. The average annual rent has been $6.50 to $19.29 per sf for 1994, $6.50 to $30.18 per sf for 1993, $19.78 per sf for 1992,
and $23 per sf for 1991. There are three tenants who each occupy ten percent or more of the rentable square footage. They operate principally as a civic association, a law firm and an architectural firm. All leases are operating leases and the minimum future rentals on the noncancelable leases as of December 31, 1995 are $409,160. There are no contingent liabilities included in income for the years ended December 31, 1995, 1994 and 1993.

         The following is a table showing commercial lease expirations at Firehouse Square for the next five years.
                                                  Total annual
                                                 rental covered    % of gross
                Number of        Total sf of      by expiring     annual rental
            leases expiring    expiring leases       leases       from property

1996              4               6,115              $ 96,813          24%
1997              1               1,965                27,510           7%
1998              2               3,436                59,661          15%
1999              2              12,719               205,688          50%
2000              1               1,344                19,488           4%

         The Registrant has entered into negotiations with a current tenant to expand into 452 sf of space under an expiring lease at $7.00 per sf and into 2,816 sf of vacant space at $10.50 per sf. There have been no additional negotiations regarding the remaining 5,663 sf of space under expiring leases and the Registrant expects that the space will be vacated. The Registrant also leased 2,574 of vacant space commencing May 1, 1996 at $16.00 per sf for a period of five years.

         For tax purposes, this property has a federal tax basis of $3,579,213 and is depreciated using the straight-line method with a useful life of 39 years. The annual real estate taxes are $36,911 which is based on an assessed value of $3,449,600 taxed at a rate of $1.07 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

         c. Roseland - consists of 17 low income apartments and 3,100 sf of retail space at 4932 South 24th Street in South Omaha, Nebraska. In July 1988, Registrant was admitted with a 98% general partner interest and a 1% limited partner interest to Roseland Redevelopment Partners ("RRP"), a Nebraska limited partnership, for a cash capital contribution of $700,000. RRP acquired and rehabilitated the property for $1,680,000 ($70.29 per sf), funded by the equity contribution and three notes payable. The first note payable of $500,000 is non-interest bearing, principal due upon sale of the property; the second note payable of $63,313 bears interest at 9.73%, interest adjusting every three years based on the three-year Treasury Bill rate plus 250 basis points, payable in semi-annual installments of principal and interest of $5,188, due in November 2001 (principal balance at December 31, 1995 of $44,294); the third note payable of $393,786 bears interest at 9.44%, payable in monthly installments of principal and interest of $3,346, due in August 1996 (principal balance at December 31, 1995 of $379,383). The Registrant is in the process of refinancing the third note payable which is maturing in August 1996. It is anticipated that the refinancing will extend the maturity date of the note until August 2006. The property is managed by a property management firm which is an affiliate of the Registrant's co-general partner of RRP. On December 31, 1995, 16 of the units were leased (94%) at monthly rents of $275 to $450, and 3,100 sf of commercial space (100%) was leased at annual rents ranging from $3.00 to $3.43 per sf.

         All residential leases are renewable, one-year leases. The occupancy for the residential units for the previous four years was 87% for 1994, 98% for 1993, 98% for 1992 and 88% for 1991. The monthly rental range has been approximately the same since 1991. The commercial space has been 100% occupied since the completion of the building in 1991. The range for annual rents has been $2.75 per sf for 1994, $2.75 to $5.14 per sf for 1993, $5.15 to $8.25 per
sf for 1992 and $5.15 to $8.25 per sf for 1991. There is one tenant who occupies ten percent or more of the rentable square footage. It principally functions as a counseling center. All commercial leases are operating leases and the minimum future rentals on the noncancelable leases as of December 31, 1995 are $9,000. There are no contingent liabilities included in income for the years ended December 31, 1995, 1994 and 1993.

         The following is a table showing commercial lease expirations at Roseland for the next five years:



                                                   Total annual
                                                  rental covered
                  Number of       Total sf of       by expiring     % of gross
               leases expiring  expiring leases        leases      annual rental


      1995             -              --                 --            --
      1996             -              --                 --            --
      1997             -              --                 --            --
      1998             -              --                 --            --
      1999             1               700             $2,400           3%
   Thereafter          1             2,400              6,600          10%

         For tax purposes, this property has a federal tax basis of $1,659,151 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $9,399 which is based on an assessed value of $333,300 taxed at a rate of $2.81991 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

         d. Mater Dolorosa Apartments - consists of 68 low income apartments located at 1265 South Carrollton Avenue in New Orleans, Louisiana. In July 1988, Registrant was admitted with a 90% general partnership interest to Mater Dolorosa General Partnership ("MDGP") a Pennsylvania general partnership, for a cash contribution of $1,519,000. MDGP acquired and rehabilitated the property for $3,149,000 ($59.39 per sf), funded by the equity contribution and a note payable of $1,718,000 which bore interest at 10-3/4%, principal and interest due upon conversion to a permanent loan. In March 1990, the note was converted to permanent financing in the amount of $1,790,000, with interest at 8.5%, payable monthly in principal and interest payments of $17,627, due in April 2005 (principal balance at December 31, 1995 of $1,359,710). The property is managed by a property management firm which is an affiliate of the Registrant's co-general partner of MDGP. At December 31, 1995, 68 of the units were rented (100%) at monthly rents of $482 to $567. All leases are renewable, one-year leases. The occupancy for the previous four years was 99% for 1994, 99% for 1993, 99% for 1992 and 94% for 1991. The monthly rental range has been approximately the same since 1991. For tax purposes, this property has a federal tax basis of $3,178,476 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $5,248 which is based on an assessed value of $32,530 taxed at a rate of $16.1328 per $100. There is no one tenant who occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

         e. Strehlow Terrace Apartments - consists of 70 low income apartment units located at 2024 North 16th Street, Omaha, Nebraska. In January 1989, Registrant was admitted with a 98% general partner interest to Strehlow Terrace Apartments Limited Partnership ("STALP"), a Nebraska limited partnership, for a cash capital contribution of $2,250,000. STALP acquired and rehabilitated the property for $5,817,000 ($52.02 per sf) funded by the equity contribution and three mortgage loans. The first loan, financed through the Governmental National Mortgage Association ("GNMA") is for $1,789,000 (principal balance at December 31, 1995 of $1,775,053), bears interest at 10-1/4%, is payable in monthly installments of principal and interest of $15,540, and is due in 2030. In August 1993, six units were damaged by a fire at Strehlow Terrace. Due to the financial difficulties caused by the fire, STALP fell behind on its monthly debt service by several months. Although the property was able to reduce the arrearage by 50% and commenced regular, monthly payments by May 1994, the loan was declared in default and was assigned by GNMA to the Federal Housing Administration/Housing and Urban Development ("FHA/HUD"), on June 24, 1994. Although this assignment subjects the management and operation of this property to more intense scrutiny, it does provide greater flexibility for structuring a workout. A workout proposal, which provides for a reduced interest rate and repayment of the loan arrearage over thirty-six months, was submitted to FHA/HUD in August 1994. The workout proposal has been revised several times and it is anticipated that an acceptable workout agreement will be reached and the loan will be returned to a current status. The other two loans were made by the City of Omaha. One, in the amount of $1,700,000, bears interest at 1%, and the other, in the amount of $75,000, is non-interest bearing. The principal and interest (if any) on both City of Omaha loans is due upon the sale of the property or in the year 2030, whichever is earlier. The property is managed by a property management firm which is an affiliate of the Registrant's co-general partner of STALP. On December 31, 1995, 61 of the apartments were leased (87%) at monthly rents ranging from $275 to $533.

         All leases are renewable, one-year leases. The occupancy for the previous four years was 91% for 1994, 95% for 1993, 96% for 1992 and 93% for 1991. The monthly rental range has been approximately the same since 1991. For tax purposes, this property has a federal tax basis of $5,828,959 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $16,284 which is based on an assessed value of $575,500 taxed at a rate of $2.81991 per $100. No one tenant occupies ten percent of more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

         f. Canal House - consists of 71 residential condominium units and 8,471 sf of commercial condominium space located at 4250-4312 Main Street, Manayunk, Pennsylvania. In February 1989, Registrant was admitted to Canal House Historic Associates ("CHHA"), a Pennsylvania limited partnership with a 99% general partner interest for a cash contribution of $6,000,000. During 1990, Registrant made an additional cash contribution of $200,000. (The 1% limited partnership interest is also controlled by Registrant; it is held by a Pennsylvania corporation whose stock is owned by Registrant). CHHA acquired and rehabilitated the property for $9,700,000 ($94.41 per sf) which was funded by the equity contribution and a construction loan of $4,000,000 which bore interest at prime plus 1%. In order to extend the maturity date of the construction loan until September 1993, the Registrant agreed to make monthly principal payments of $7,500 in addition to the interest. CHHA ceased making these principal payments in April 1993 due to cash shortfalls resulting from expenditures for certain deferred maintenance items. In September 1993, the loan was converted to a permanent loan with a maturity date of September 1998. Beginning in October 1993, principal payments of $2,500 per month and interest at prime plus 1% were made for one year. In October 1994, the interest became fixed at 7.75% and monthly principal (based on a 30-year amortization) and interest payments commenced. In October 1995, the Registrant ceased making debt service payments. The loan was sold in December 1995. The Registrant entered into an agreement with the new holder of the note (principal balance of $4,627,000 at December 31, 1995) whereby the maturity of the loan was extended to December 2000 and monthly payments of interest are to be made to the new note holder in an amount equal to net operating income, with a minimum of $30,000 per month. In April 1996, the Registrant refinanced $3,216,000 of the first mortgage. The new loan is a first mortgage which bears interest at 8.75%, payable in monthly installments of principal and interest of $25,300 and is due in April 2003. The property is managed by BCMI. At December 31, 1995, 67 of the residential units were under lease (94%) at monthly rents of $600 to $1,085, and 7,491 sf of the commercial space was under lease (88%) at annual rents ranging from $18.86 to $19.52 per sf.

         All residential leases are renewable, one-year leases. The occupancy for the residential units for the previous four years was 90% for 1994, 99% for 1993, 92% for 1992 and 86% for 1991. The monthly rental range has been approximately the same since 1991. The occupancy for the commercial units was 88% for 1994, 88% for 1993, 88% in 1992 and 100% in 1991. The range for annual rents has been $17.00 to $19.00 per sf for 1994, $11.59 to $18.51 per sf in 1993, $11.52 to $15.96 per sf for 1992 and $13.40 to $15.30 per sf for 1991.
There are three tenants who each occupy ten percent or more of the rentable square footage. They function principally as a bank, a restaurant and a retail store. All leases are operating leases and the minimum future rentals on the noncancelable leases as of December 31, 1995 are $124,760. There are no contingent liabilities included in income for the years ended December 31, 1995, 1994 and 1993. However, in March 1996, the retail store defaulted under its lease agreement (with respect to 1,035 sf of commercial space) and vacated the property.

         The following is a table showing commercial lease expirations at Canal House for the next five years.
                                                  Total annual
                                                 rental covered
                   Number of      Total sf of      by expiring      % of gross
               leases expiring   expiring leases      leases       annual rental

      1996             -              --                 --               --
      1997             -              --                 --               --
      1998             -              --                 --               --
      1999             -              --                 --               --
      2000             1             2,426             46,094             6%
   Thereafter          1             4,030             78,666             9%

         For tax purposes, this property has a federal tax basis of $9,251,975 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $52,890 which is based on an assessed value of $640,000 taxed at a rate of $8.264 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

         g. Saunders Apartments - consists of 23 low-income apartments at 415 North 41st Avenue in Omaha, Nebraska. Registrant acquired a 99% joint venture interest in Saunders Apartments Joint Venture ("SAJV"), a Nebraska Joint Venture, for a cash capital contribution of $875,000. SAJV acquired and rehabilitated the property for $1,815,000 ($79.96 per sf), funded by the equity contribution and a mortgage payable of $675,000. The note was retired with $285,000 advanced from Registrant's co-general partner, and a mortgage note payable of $395,000 (principal balance at December 31, 1995 of $383,270). The mortgage note bears interest at 10.87%, is payable in monthly installments of $3,723 and matures in May 1997. On June 1, 1993 an amended and restated joint venture agreement was reached whereby the Registrant's interest was reduced to a 30% interest. See Item 1.a. "Business - General Development of Business." The property is managed by an independent property management firm. As of December 31, 1995, 19 units were under lease (83%) with rents ranging from $350 to $410. All leases are renewable, one-year leases. The occupancy for the previous four years was 78% for 1994, 83% for 1993, 100% for 1992 and 96% for 1991. The
monthly rental range has been approximately the same since 1991. For tax purposes, this property has a federal tax basis of $1,990,022 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $9,401 which is based on an assessed value of $347,900 taxed at a rate of $27.0212 per $1,000. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

Item 3. Legal Proceedings

         a. On February 14, 1994, Locke Mill Partners, a limited partnership in which the Registrant owns a 99% interest, filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. For a description of the proceedings, see Item 2.a, Properties.

Item 4. Submission of Matters to a Vote of Security Holders

         No matter was submitted during the fiscal years covered by this report to a vote of security holders.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         a. There is no established public trading market for the Units. Registrant does not anticipate any such market will develop. Trading in the units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 266 units were sold or exchanged of record in 1995.

         b. As of December 31, 1995, there were 2,802 record holders of Units.

         c. Registrant has not declared any cash dividends in 1995 or 1994.

Item 6. Selected Financial Data

         The following selected financial data are for the five years ended December 31, 1995. This data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                                    1995            1994            1993            1992            1991
                                    ----            ----            ----            ----            ----
Rental income                   $ 2,516,916     $ 2,976,153     $ 3,053,542     $ 2,872,735     $ 2,702,171
Interest income                       3,330           5,864           6,430          16,432          41,314
Net loss                          2,497,861         816,728       2,555,477       2,559,710       2,816,063
Net loss per Unit                     97.13           31.75           99.36           99.53          109.50
Total assets (net of depre-
ciation and amortization)        26,767,721      26,779,880      34,240,234      37,520,594      40,158,407
Debt obligations                 19,141,915      17,026,650      22,292,519      22,548,622      22,711,295

Note: See Part II, Item 7.2 Results of Operations for a discussion of factors which materially affect the comparability of the information reflected in the above table.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

         (1) Liquidity

         At December 31, 1995, Registrant had total unrestricted cash of $72,395. Such funds are expected to be used to pay liabilities and general and administrative expenses of the Registrant, and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

         As of December 31, 1995, Registrant had restricted cash of $297,751 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

         In recent years the Registrant has realized significant losses, including the foreclosure of one property. At the present time, all remaining properties are able to pay their operating expenses and debt service; however, at three of the seven properties, the mortgages are basically "cash-flow" mortgages, requiring all available cash after payment of operating expenses to be paid to the first mortgage holder. Therefore, it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses.

         It is the Registrant's intention to continue to hold the properties until they can no longer meet the debt service requirements and the properties are foreclosed, or the market value of the properties increases to a point where they can be sold at a price which is sufficient to repay the underlying indebtedness (principal plus accrued interest).

         (2) Capital Resources

         Due to the relatively recent rehabilitations of the properties, any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. The Registrant is not aware of any factors which would cause historical capital expenditures levels not to be indicative of capital requirements in the future and accordingly, does not believe that it will have to commit material resources to capital investments for the foreseeable future.

         (3) Results of Operations

         During 1995, Registrant incurred a net loss of $2,497,861 ($97.13 per limited partnership unit) compared to a net loss of $816,728 ($31.75 per limited partnership unit), in 1994 and a net loss of $2,555,477 ($99.36 per limited partnership unit) in 1993. Included in the 1994 loss is $1,483,064 of extraordinary income relating to the foreclosure of the St. James and the extinquishment of debt at Firehouse Square.

         Rental income decreased from $3,053,542 in 1993 to $2,976,153 in 1994 to $2,516,916 in 1995. The decrease from 1994 to 1995 is mainly the result of the loss of one of the properties (St. James) due to foreclosure combined with a decrease at Firehouse Square due to a decrease in average occupancy partially offset by increases in rental income at Strehlow Terrace and Canal House. The decrease from 1993 to 1994 is mainly the result of the loss of St. James and the change in accounting method as a result of the change in ownership used for one of the properties (Saunders Apartments) partially offset by an increase in rental income at several of the Registrant's properties (Locke Mill, Firehouse Square and Canal House) due to higher average occupancy.

         Rental operations expense decreased from $1,642,902 in 1993 to $1,495,727 in 1994 to $1,228,389 in 1995. The decrease from 1994 to 1995 is mainly the result of the loss of St. James and a decrease in overall operating expenses (i.e. utilities, repairs and maintenance, commissions and wages) at several of the properties partially offset by an increase in real estate taxes at Canal House. The decrease from 1993 to 1994 is the result of the combination of the loss of St. James and the change in accounting method as a result of a change in ownership at one of the properties (Saunders Apartments) partially offset by an increase in legal fees incurred in connection with the Locke Mill bankruptcy.

         General and administrative expenses decreased from $365,462 in 1993 to $342,785 in 1994 to $280,577 in 1995. The decrease from 1994 to 1995 is the result of a decrease in administrative fees at Locke Mill and a decrease in legal fees incurred in connection with the loss of St. James. The decrease from 1993 to 1994 resulted from legal fees incurred in 1993 in connection with the litigation and ensuing settlement agreement involving the Saunders Apartments Joint Venture partially offset by legal fees incurred at St. James.

         Interest expense decreased from $1,730,507 in 1993 to $1,719,645 in 1994 and increased to $2,123,206 in 1995. The increase from 1994 to 1995 is the result of increases at Locke Mill and Canal House partially offset by the loss of St. James and a decrease at Firehouse Square due to the extinguishment of debt in 1994. The decrease from 1993 to 1994 is primarily the result of the combination of the loss of St. James and the change in accounting method as a result of a change in ownership at one of the properties (Saunders Apartment).

         Depreciation and amortization expense decreased from $1,856,327 in 1993 to $1,703,576 in 1994 and to $1,364,876 in 1995. The decrease from 1994 to 1995 is the result of the loss of St. James in 1994 and the fact that the equipment at Strehlow was fully depreciated during 1994. The decrease from 1993 to 1994 was primarily the result of the combination of the loss of St. James and the change in accounting method as a result of a change in ownership at one of the properties (Saunders Apartments). The decrease was secondarily the result of the fact that the personal property at several of the properties (Locke Mill, Roseland, and Mater Dolorosa) became fully depreciated early in 1994.

         In 1995, losses of $2,136,000 were incurred at Registrant's Properties compared to a loss of $31,000 in 1994 and $2,093,000 in 1993. A discussion of property operations/activities follows:

         In 1995, Registrant sustained a loss of $338,000 at Locke Mill Plaza including $240,000 of depreciation and amortization expense, compared to a loss of $327,000 including $227,000 of depreciation and amortization expense in 1994 and a loss of $256,000 including $278,000 of depreciation and amortization expense in 1993. The increase in the loss from 1994 to 1995 is the result of an increase in interest expense partially offset by a decrease in legal and administrative fees incurred in connection with the bankruptcy combined with an increase in rental income. Interest expense increased due to the higher debt balance and an increase in the interest rate. Rental income increased due to an increase in average occupancy in the commercial space (46% to 78%). The increase in the loss from 1993 to 1994 is the result of an increase in legal and administrative fees incurred in connection with the bankruptcy partially offset by an increase in rental income.

         In 1995, Registrant recognized income of $-0- at The St. James compared to income of $129,000 including $223,000 of depreciation and amortization expense in 1994, and a loss of $420,000 including $258,000 of depreciation and amortization expense in 1993. Included in operations for 1994 is an extraordinary gain of $409,000 relating to the foreclosure of the property. Excluding such income, the loss in 1994 would have been $280,000. The decrease from 1993 to 1994 is the result of a decrease in rental income of $131,000 and a decrease in operating expenses of $271,000. These decreases result from the foreclosure of the property during the year. In July 1991, SJLP filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. In March 1992, a settlement agreement was reached with the first mortgage holder. The settlement agreement provided for modification of one loan and the use of certain escrowed funds to pay delinquencies on another loan. In addition, Registrant filed a complaint against its co-general partner and United National Bank which claimed misappropriation of monies from the deficit cash reserve account. Throughout the rest of 1992 and 1993 the operating losses continued as occupancy did not increase significantly in the commercial space. In addition, certain commercial leases were scheduled to expire in 1994 and were not expected to be renewed. As a result, it became increasingly difficult to pay the operating expenses of the property and the monthly debt service and SJLP anticipated that its operating income was going to decrease, rather then increase, in the near future. Thus, on September 9, 1993, SJLP filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. After filing the petition, it became apparent that there could not be a confirmable plan of reorganization without either the Registrant making an additional equity contribution to SJLP or an extremely favorable settlement of the complaint against the Registrant's co-general partner in SJLP and United National Bank. Since the Registrant has no additional sources of equity and the outcome of the co-general partner/bank suit is uncertain, the automatic stay was lifted and the first mortgage holder foreclosed on the property on October 21, 1994.

         In 1995, Registrant incurred losses of $77,000 at Roseland including $73,000 of depreciation expense compared to a loss of $74,000 including $73,000 of depreciation expense in 1994 and a loss of $82,000 including $79,000 of depreciation expense in 1993. Since Roseland is a low income housing property, rents are fixed in relation to specified income levels. As a result, similar to Mater Dolorosa and Strehlow Terrace, the property experiences high occupancy but rental income remains low. The increase in the loss from 1994 to 1995 is the result of an increase for expenditures for certain deferred maintenance items such as the painting and recarpeting of several units. The decrease in the loss from 1993 to 1994 results from an overall decrease in operating expenses while rental income remained stable. Registrant expects the property to continue to generate break-even cash flow in 1996.

         In 1995, Registrant incurred a loss of $575,000 at Firehouse Square including $255,000 of depreciation and amortization expense compared to income of $944,000 including $257,000 of depreciation and amortization expense in 1994 and a loss of $588,000 including $273,000 of depreciation and amortization expense in 1993. Included in operations for 1994 is an extraordinary gain of $1,470,000 relating to the extinquishment of debt in connection with the foreclosure (See Item 2. Properties for a discussion of the foreclosure). Excluding such income, the loss in 1994 would have been $526,000. The increase in the loss (excluding extraordinary items) from 1994 to 1995 is the result of a decrease in rental income due to a decrease in average occupancy (88% to 80%) combined with an increase in legal fees incurred in connection with the refinancing of part of the debt partially offset by a decrease in interest expense due to the extinguishment of debt in 1994. The decrease in the loss from 1993 to 1994 is the result of an increase in rental income partially offset by an increase in interest expense.

         In 1995, Registrant incurred a loss of $24,000 at Mater Dolorosa including depreciation expense of $130,000 compared to a loss of $50,000 including  depreciation  expense  of  $130,000  in 1994  and a loss of  $129,000 including depreciation expense of $166,000 in 1993. Since Mater Dolorosa is a low income housing property, rents are fixed in relation to specified income levels. As a result, similar to Roseland and Strehlow Terrace, the property experiences high occupancy but rental income remains low. The decrease in the loss from 1994 to 1995 is due to an overall decrease in operating expenses (i.e. utilities, maintenance, and wages) due to operating efficiencies achieved at the property. The decrease in the loss from 1993 to 1994 is mainly the result of a decrease in depreciation due to the fact that all personal property became fully depreciated early in 1995. Included in the 1993 loss is a one-time expense adjustment of $39,000 relating to a prior year which resulted from the audit of 1993 by independent Certified Public Accountants. While the adjustment increased the loss by $39,000, it has no effect on cash flow in 1993. Revenues have been sufficient to meet operating expenses and debt service and the Registrant expects these favorable results to continue in 1996.

         In 1995, Registrant incurred a loss of $239,000 at Strehlow Terrace Apartments, including $226,000 of depreciation expense compared to a loss of $314,000 including $255,000 of depreciation expense in 1994 and a loss of $208,000 including $215,000 of depreciation expense in 1993. Since Strehlow is a low income housing property, rents are fixed in relation to specified income levels. As a result, similar to Registrant's other low-income properties, the property experiences high occupancy but rental income remains low. The decrease in the loss from 1994 to 1995 the result of an increase in rental income and a decrease in maintenance and depreciation expense. Maintenance decreased due to maintenance work done in 1994 to repair damage from a fire and depreciation decreased due to the fact that the furniture and fixtures became fully depreciated in 1994. The increase in the loss from 1993 to 1994 is the result of the combination of a decrease in rental income and an increase in certain operating expenses (i.e. utilities, repairs and maintenance) partially offset by a decrease in tax expense and bad debt expense.

         In 1995, Registrant incurred losses of $883,000 at Canal House, including $443,000 of depreciation expense compared to a loss of $339,000 including depreciation and amortization expense of $443,000 in 1994 and a loss of $277,000 including depreciation and amortization expense of $450,000 in 1993. The increase in the loss from 1994 to 1995 is the result of an increase in interest expense and real estate tax expense partially offset by an increase in rental income due to an increase in average occupancy (90% to 94%) and higher average rental rates combined with a decrease in maintenance and commissions expense. Interest expense increased due to default interest incurred before the loan was sold and real estate taxes increased due to the expiration of the tax abatement. Repairs and maintenance expense decreased due to expenditures for certain deferred maintenance items in 1994 and commissions decreased due to lower turnover of units. The increase in the loss from 1993 to 1994 is the result of an increase in certain operating expenses such as repairs and maintenance, commissions, and insurance partially offset by an increase in rental income as a result of higher average rental rates. Repairs and maintenance expense increased due expenditures for certain deferred maintenance items.

         Summary of Minority Interest Investments

         In 1995, Registrant incurred losses of $21,000 at Saunders Apartments compared to a loss of $20,000 in 1994 and a loss of $133,000 including $39,000 of depreciation and amortization expense in 1993. For the first five months of 1993 and prior years, Saunders Apartments was treated as a consolidated subsidiary. This resulted in a loss of $113,000 for the first five months ended May 31, 1993. Pursuant to the June 1, 1993 settlement agreement the Registrant's ownership interest was reduced to 30%. From that time forward, the investment is accounted for by the equity method. The Registrant recognized a loss on the investment of $20,000 from June through December 1993. The Registrant expects to achieve in 1996 results comparable to those experienced in 1995.

         Effective January 1, 1995, the Partnership adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long - Lived Assets and for Long - Lived Assets to be Disposed Of." There was no cumulative effect of the adoption of SFAS No. 121.

Item 8.  Financial Statements and Supplementary Data

         Registrant is not required to furnish the supplementary financial information referred to in Item 302 of Regulations S-K.

                          Independent Auditor's Report

To the Partners of Diversified Historic Investors VI

We have audited the accompanying consolidated balance sheets of Diversified Historic Investors VI (a Pennsylvania Limited Partnership) and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, changes in partners' equity and cash flows for the years ended December 31, 1995, 1994 and 1993. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Strehlow Terrace Apartments Limited Partnership, which reflect total assets of $4,437,173 and $4,572,560 as of December 31, 1995 and 1994 and total revenues of $329,956 and $306,138, respectively for the years then ended. In addition, we did not audit the financial statements of Mater Dolorosa General Partnership which reflect assets of $2,270,611 and $2,368,217 as of December 31, 1995 and 1994 and total revenues of $394,822 and $391,681, respectively for the years then ended. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included Strehlow Terrace Apartments Limited Partnership and Mater Dolorosa General Partnership, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversified Historic Investors VI and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flow for the years ended December 31, 1995, 1994 and 1993 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Real Estate and Accumulated Depreciation on page 38 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Gross, Kreger & Passio
Philadelphia, Pennsylvania
March 28, 1996

                          Independent Auditor's Report

To the Partners of
Strehlow Terrace Apartments Limited Partnership

We have audited the financial statements of Strehlow Terrace Apartments Limited Partnership, (a Nebraska limited partnership), FHA Project No. 103-94006, listed in the accompanying table of contents, as of and for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Strehlow Terrace Apartments Limited Partnership at December 31, 1995 and 1994, and the results of its operations, changes in partners' deficit and cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information listed in the table of contents is presented for the purposes of additional analysis and is not a required part of the basic financial statements. This information is the responsibility of the Partnerships' management. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Blackman & Associates, P.C.
Omaha, Nebraska
March 28, 1996

                          Independent Auditor's Report

To the Partners of
Mater Dolorosa General Partnership

We have audited the accompanying balance sheets of Mater Dolorosa General Partnership, for December 31, 1995 and 1994 and the related consolidated statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mater Dolorosa General Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Pailet, Meunier and LeBlanc, L.L.P.
Metairie, Louisiana
February 9, 1996

                        DIVERSIFIED HISTORIC INVESTORS VI
                             (a limited partnership)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                        AND FINANCIAL STATEMENT SCHEDULES


Consolidated financial statements:                                       Page

         Consolidated Balance Sheets at December 31, 1995 and 1994        23

         Consolidated Statements of Operations for the Years Ended
         December 31, 1995, 1994, and 1993                                24

         Consolidated Statements of Changes in Partners' Equity for the
         Years Ended December 31, 1995, 1994, and 1993                    25

         Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1995, 1994, and 1993                                26

         Notes to consolidated financial statements                       27-35

Financial statement schedules:

         Schedule XI - Real Estate and Accumulated Depreciation           38

         Notes to Schedule XI                                             39










All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                        DIVERSIFIED HISTORIC INVESTORS VI
                             (a limited partnership)

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1995 and 1994

                                     Assets

                                                      1995              1994
                                                 ------------      ------------
Rental properties at cost:
         Land                                    $  1,081,164      $  1,081,164
         Buildings and improvements                33,462,131        32,357,276
         Furniture and fixtures                     1,068,784         1,068,784
                                                 ------------      ------------

                                                   35,612,079        34,507,224
         Less - accumulated depreciation           (9,605,719)       (8,277,323)
                                                 ------------      ------------

                                                   26,006,360        26,229,901

Cash and cash equivalents                              72,395            59,176
Restricted cash                                       297,751           291,540
Investment in affiliate                                44,572            65,601
Other assets (net of accumulated
   amortization of $344,858 and $318,738)             346,643           133,662
                                                 ------------      ------------

                Total                            $ 26,767,721      $ 26,779,880
                                                 ============      ============

                        Liabilities and Partners' Equity
Liabilities:
         Debt obligations                        $ 19,141,915      $ 17,026,650
         Accounts payable:
                Trade                                 675,141           459,552
                Taxes                                  49,414            67,722
                Related parties                       296,166           268,811
                Other                                  39,310            42,643
         Interest payable                             654,897           510,149
         Tenant security deposits                     141,310           136,924
                                                 ------------      ------------

                Total liabilities                  20,998,153        18,512,451
                                                 ------------      ------------

Partners' equity                                    5,769,568         8,267,429
                                                 ------------      ------------

                Total                            $ 26,767,721      $ 26,779,880
                                                 ============      ============


   The accompanying notes are an integral part of these financial statements.

                        DIVERSIFIED HISTORIC INVESTORS VI
                             (a limited partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              For the Years Ended December 31, 1995, 1994 and 1993
                                                 1995             1994             1993
                                             -----------      -----------      -----------
Revenues:
         Rental income                       $ 2,516,916      $ 2,976,153      $ 3,053,542
         Interest income                           3,300            5,864            6,430
                                             -----------      -----------      -----------

                Total revenues                 2,520,216        2,982,017        3,059,972
                                             -----------      -----------      -----------

Costs and expenses:
         Rental operations                     1,228,389        1,495,727        1,642,902
         General and administrative              280,577          342,785          365,462
         Interest                              2,123,206        1,719,645        1,730,507
         Depreciation and amortization         1,364,876        1,703,576        1,856,327
                                             -----------      -----------      -----------

                Total costs and expenses       4,997,048        5,261,733        5,595,198
                                             -----------      -----------      -----------

Loss before minority interests and
   equity in affiliate                        (2,476,832)      (2,279,716)      (2,535,226)
Equity in net loss of affiliate                  (21,029)         (20,076)         (20,251)
                                             -----------      -----------      -----------

Loss before extraordinary item                (2,497,861)      (2,299,792)      (2,555,477)
Extraordinary income                                 -0-        1,483,064              -0-
                                             -----------      -----------      -----------

Net loss                                     ($2,497,861)     ($  816,728)     ($2,555,477)
                                             ===========      ===========      ===========

Net loss per limited partnership unit:
      Loss before minority interests and
         equity in affiliate                 ($    86.31)     ($    88.64)     ($    98.57)
      Equity in net loss of affiliate               (.82)            (.78)            (.79)
                                             -----------      -----------       ----------

         Loss before extraordinary item           (97.13)          (89.42)          (99.36)
         Extraordinary item                           -0-           57.67               -0-
                                             -----------      -----------       ----------

                                             ($    97.13)     ($    31.75)     ($    99.36)
                                             ===========      ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                        DIVERSIFIED HISTORIC INVESTORS VI
                             (a limited partnership)

              CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY

              For the Years Ended December 31, 1995, 1994 and 1993

                                                 Dover
                                                Historic
                                                Advisors         Limited
                                                   VI (1)       Partners (2)          Total
                                               ---------       ------------       ------------
Percentage participation in profit or loss         1%                99%               100%
                                               =========       ============       ============

Balance at December 31, 1992                   $ (94,263)      $ 11,733,897       $ 11,639,634

Net loss                                         (25,555)        (2,529,922)        (2,555,477)
                                               ---------       ------------       ------------

Balance at December 31, 1993                    (119,818)         9,203,975          9,084,157

Net loss                                          (8,167)          (808,561)          (816,728)
                                               ---------       ------------       ------------

Balance at December 31, 1994                    (127,985)         8,395,414          8,267,429

Net loss                                         (24,979)        (2,472,882)        (2,497,861)
                                               ---------       ------------       ------------

Balance at December 31, 1995                   ($152,964)      $  5,922,532       $  5,769,568
                                               =========       ============       ============



(1)    General Partner.

(2) 25,461 limited partnership units outstanding at December 31, 1995, 1994, and 1993.



   The accompanying notes are an integral part of these financial statements.

                        DIVERSIFIED HISTORIC INVESTORS VI
                             (a limited partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 1995, 1994 and 1993
                                                                              1995              1994            1993
                                                                           -----------     -----------      ------------
Cash flows from operating activities:
Net loss                                                                  ($2,497,861)     ($  816,728)     ($2,555,477)
     Adjustments to reconcile net loss to net cash
       (used in) provided by operating activities:
Depreciation and amortization                                               1,364,876        1,703,576        1,856,327
Extraordinary income                                                              -0-       (1,483,064)             -0-
Equity in loss of affiliate                                                    21,029           20,076           20,251
Changes in assets and liabilities:
     (Increase) decrease in restricted cash                                    (6,211)         147,156          (34,135)
     (Increase) decrease in other assets                                     (249,461)          (3,477)          79,293
     Increase in accounts payable - trade                                     215,589          224,274          202,648
     (Decrease) increase in accounts payable - taxes                          (18,308)          11,138           72,256
     Increase (decrease) in accounts payable - related
     party                                                                     27,355           (5,982)          26,206
     (Decrease) increase in accounts payable - other                           (3,333)          52,726          (18,024)
     Increase in interest payable                                             144,748          150,678          325,564
     Increase in tenant security deposits                                       4,386            6,123           16,889
                                                                          -----------      -----------      -----------
            Net cash (used in) provided by operating
            activities                                                       (997,191)           6,496           (8,202)
                                                                          -----------      -----------      -----------
Cash flows from investing activities:
     Purchase of rental property and improvements                            (171,516)         (17,167)        (165,374)
     Investment in affiliate                                                      -0-              -0-          115,345
                                                                          -----------      -----------      -----------
            Net cash used in investing activities                            (171,516)         (17,167)         (50,029)
                                                                          -----------      -----------      -----------
Cash flows from financing activities
     Proceeds from debt financing                                           1,309,064           31,222          293,066
     Principal payments                                                      (127,138)        (139,022)        (159,328)
                                                                          -----------      -----------      -----------
            Net cash provided by (used in) financing
            activities                                                      1,181,926         (107,800)         133,738
                                                                          -----------      -----------      -----------
Increase (decrease) in cash and cash equivalents                               13,219         (118,471)          75,507
Cash and cash equivalents at beginning of year                                 59,176          177,647          102,140
                                                                          -----------      -----------      -----------
Cash and cash equivalents at end of year                                  $    72,395      $    59,176      $   177,647
                                                                          ===========      ===========      ===========

Supplemental Disclosure of Cash Flow Information:
     Cash paid during the year for interest                               $ 1,076,594      $ 1,164,477      $ 1,404,943
Supplemental Schedule of Non-Cash Investing and Financing
     Activities:
     Net assets transferred for liability reduction*:
           Net assets transferred                                                   0      $ 5,119,758                0
           Liability reduction                                                      0      $ 5,528,863                0
*  As a result of foreclosures on properties owned by the Partnership

   The accompanying notes are an integral part of these financial statements.

                         DIVERSIFIED HISTORIC INVESTORS VI
                             (a limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION

Diversified Historic Investors VI (the "Partnership"), a limited partnership, was formed in January 1988 to acquire, rehabilitate, renovate, manage, operate, hold, sell, exchange, and otherwise deal in and with real properties containing improvements which are "certified historic structures" as defined in the Internal Revenue Code of 1986 (the "Code"), or which are eligible for the tax credit provided by Section 42 of the Code, and such other uses as Dover Historic Advisors VI (the "General Partner") deems appropriate, and to engage in any and all activities related or incidental thereto. Any rehabilitations undertaken by the Partnership will be done with a view to obtaining certification of expenditures therefor as "qualified rehabilitation expenditures" as defined in the Code.

The General Partner, whose partners are DHP, Inc. ( a Pennsylvania corporation, formerly Dover Historic Properties, Inc.) and Gerald Katzoff, has the exclusive responsibility for all aspects of the Partnership's operations.

NOTE B - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

1. Principles of Consolidation

The accompanying financial statements include the accounts of the Partnership and six subsidiary partnerships ("Ventures") in which the Partnership has controlling interest, with appropriate elimination of inter-partnership transactions and balances. In addition, the Partnership owns a minority interest of 30% in one partnership, which it accounts for on the equity method. Allocations of income and loss to the minority owners of the Ventures will be made until and unless the cumulative losses applicable to the minority interests exceed the minority interests in the equity capital of the Ventures. These financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of the Partnership's General partner, are necessary for a fair statement of the results for those years.

2. Depreciation

Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Buildings and improvements are depreciated over 25 years and furniture and fixtures over five years.

3. Net Loss Per Partnership Unit

The net loss per limited partnership unit is based on the weighted average number of limited partnership units outstanding (25,461 in 1995, 1994 and 1993).

3. Costs of Issuance

Costs incurred in connection with the offering and sale of limited partnership units were charged against partners' equity as incurred.

4. Cash and Cash Equivalents

The Partnership considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents.

5. Income Taxes

Income taxes or credits resulting from earnings or losses are payable by or accrue to the benefits of the partners; accordingly, no provision has been made for income taxes in these financial statements.

6. Restricted Cash

Restricted cash includes amounts held for tenant security deposits and real estate tax reserves.

7. Revenue Recognition

Revenues are recognized when rental payments are due on a straight-line basis. Rental payments received in advance are deferred until earned.

8. Rental Properties

Rental properties are stated at cost. A provision for impairment of value is recorded when a decline in value of property is determined to be other than temporary as a result of one or more of the following: (1) a property is offered for sale at a price below its current carrying value, (2) a property has significant balloon payments due within the foreseeable future which the
Partnership does not have the resources to meet, and which the Partnership anticipates it will be unable to obtain replacement financing or debt modification sufficient to allow a continued hold of the property over a reasonable period of time, (3) a property has been, and is expected to continue, generating significant operating deficits and the Partnership is unable or unwilling to sustain such deficit results of operations, and has been unable to, or anticipates it will be unable to, obtain debt modification, financing or refinancing sufficient to allow a continued hold of the property for a reasonable period of time or, (4) a property's value has declined based on management's expectations with respect to projected future operational cash flows and prevailing economic conditions. An impairment loss is indicated when the undiscounted sum of estimated future cash flows from an asset, including estimated sales proceeds, and assuming a reasonable period of ownership up to 5 years, is less than the carrying amount of the asset. The impairment loss is measured as the difference between the estimated fair value and the carrying amount of the asset. In the absence of the above circumstances, properties and improvements are stated at cost. An analysis is done on an annual basis at December 31 of each year.

9. New Accounting Pronouncement

Effective January 1, 1995, the Partnership adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long - Lived Assets and for Long - Lived Assets to be Disposed Of." There was no cumulative effect of the adoption of SFAS No. 121.

NOTE C - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During 1995, a new lender placed a wrap-around mortgage in the amount of $3,500,000 on one of the properties owned by the Partnership. The wrap-around mortgage amount is supported by a current appraisal of the property, therefore the difference between the wrap-around mortgage and the underlying mortgages is accounted for as an adjustment to related fixed assets. The effect of this transaction, which is excluded from the statement of cash flows, follows:

          Increase in assets                                          $ 933,339
          Increase in liabilities                                      (933,339)
                                                                      ---------
            Net effect on Partnership                                 $       0
                                                                      =========

During 1993, the Partnership reached a settlement agreement with one of its joint venture partners (see Note H COMMITMENTS AND CONTINGENCIES). Pursuant to this agreement, the Partnership changed its method of accounting for one affiliate from consolidation to the equity method. The effect of this transaction, which is excluded from the statement of cash flows, follows:

         Decrease in assets                                          $1,705,433
         Decrease in liabilities                                     (1,484,160)
                                                                      ----------
           Increase in investment in affiliate                       $  221,273
                                                                      ==========

NOTE D - LEASES

The Partnership's leases with commercial tenants are classified as operating leases. Leases are generally for a period of three to five years and provide for a fixed base rent plus contingent rents based on level of sales and sharing of certain operating costs.

Minimum future commercial rentals on operating leases as of December 31, 1995 are as follows:

                     1996                         $     570,570
                     1997                               465,627
                     1998                               418,597
                     1999                               358,936
                     2000                               150,848

NOTE E - PARTNERSHIP AGREEMENT

The  significant  terms  of  the  amended  and  restated  Agreement  of  Limited
Partnership (the "Agreement"), as they relate to the financial statements, follow:

1. Capital Contributions

The partnership offered investors limited partnership units at $1,000 per unit; the minimum purchase per investor was three units. A total of 25,461 limited partnership units was sold. After payment of costs of issuance as provided for in the Agreement and the withdrawal of the initial limited partner, initial partnership capital net of costs of issuance was $22,181,070 from limited partners and $9,900 from the General Partner.

2. Distributions from Operations

The Agreement provides that, beginning with the date of the admission of subscribers as limited partners, all distributable cash from operations (as defined) will be distributed 99% to the limited partners and 1% to the General Partner. After cash flows from operations are positive, the General Partner shall also receive 4% of such cash flows exclusive of interest earned on investments.

All distributable cash from sales or dispositions will be distributed to the limited partners up to their adjusted invested capital plus an amount equal to the sum of the greater of an 8.5% cumulative, non-compounded annual return on the average after-credit invested capital or a 6% cumulative, non-compounded annual return on the average adjusted invested capital, plus an early investor incentive, less amounts previously distributed; thereafter, after receipt by the General Partner or its affiliates of any accrued but unpaid real estate brokerage commissions, the balance will be distributed 85% to the limited partners and 15% to the General Partner. Terms used throughout this paragraph are as defined under the Agreement.

3. Allocation of Net Income and Net Losses from Operations

Net income and net loss (as defined) will be allocated 99% to the limited partners and 1% to the General Partner with certain exceptions as defined in the Agreement.

The Agreement provides that the fiscal year of the Partnership will be the calendar year and that the Partnership shall continue until December 31, 2038, unless sooner terminated upon the occurrence of certain events.

NOTE F - ACQUISITIONS

The Partnership acquired one property and five general or limited partnership interests in Ventures during the period from January 7, 1988, to December 1988, and one general and one limited partnership interest in Ventures in 1989, as discussed below.

In July 1988, the Partnership was admitted, with a 98% general partner and a 1% limited partner interest, to a Nebraska limited partnership which owns a building located in Omaha, Nebraska, consisting of 17 apartment units, for a cash capital contribution of $700,000. In addition, $128,284 in acquisition costs relating to the investment have been capitalized as part of buildings and improvements.

In July 1988, the Partnership was admitted, with a 90% general partner interest, to a Louisiana general partnership which owns a building located in New Orleans, Louisiana, consisting of 68 apartment units, for a cash capital contribution of $1,519,000. In addition, $241,173 of acquisition costs relating to the investment have been capitalized as part of buildings and improvements. During 1990, as permanent financing was obtained, $60,000 of the capital contribution was returned to the Partnership.

In December 1988, the Partnership acquired a 99% joint venture interest in a Nebraska joint venture which owns a building located in Omaha, Nebraska, consisting of 23 apartment units, for a cash capital contribution of $875,000. In addition, $153,940 in acquisition costs relating to the investment have been capitalized as part of buildings and improvements. These capitalized costs have been removed from the balance sheet (see NOTE C - SUPPLE-MENTAL DISCLOSURE OF CASH FLOW INFORMATION). Pursuant to the June 1993 Amended and Restated Joint Venture Agreement, the Partnership's interest was reduced to 30%.

In December 1988, the Partnership was admitted, with a 97% general partner and a 1% limited partner interest, to a West Virginia limited partnership which owns a building located in Huntington, West Virginia, consisting of 53 apartment units and 41,590 square feet of commercial space, for a general partner cash capital contribution of $1,470,000 and limited partner cash capital contribution of $10,000. In addition, $492,609 of acquisition costs relating to the investment have been capitalized as part of building and improvements. The lender foreclosed on the property in October 1994.

In December 1988, the Partnership was admitted, with a 90% general partner interest, to a Virginia general partnership which owns a building located in Alexandria, Virginia, consisting of 32,544 square feet of commercial space, for a cash capital contribution of $1,750,000. In addition, $436,164 in acquisition costs relating to the investment have been capitalized as part of buildings and improvements. In 1990, the Partnership made an additional cash contribution of $196,621 pursuant to an agreement with the co-general partner.

In December 1988, the Partnership purchased 78 condominium units and 6,700 square feet of commercial space located in North Carolina for $5,042,000. In addition, $774,258 of acquisition costs relating to the property have been capitalized as part of buildings and improvements. On January 21, 1994, the property was transferred to a Pennsylvania limited partnership in which the partnership owns a 99% interest.

In January 1989, the Partnership was admitted, with a 98% general partner interest, to a Nebraska general partnership which owns a building located in Omaha, Nebraska, consisting of 70 apartments units, for a cash capital contribution of $2,250,000. In addition, $448,993 of acquisition costs relating to the investment have been capitalized as part of buildings and improvements.

In February 1989, the Partnership was admitted, with a 99% general partner interest, to a Pennsylvania limited partnership which owns a building located in Manayunk, Pennsylvania, consisting of 73 apartment units and 8,471 square feet of commercial space, for a total cash capital contribution of $6,000,000, less funds advanced prior to admittance ($2,431,552 at December 31, 1988). In addition, $664,509 of acquisition costs relating to the investment have been capitalized as part of buildings and improvements. The building was subsequently converted to a condominium, with the Partnership retaining title to all property. During 1990, the Partnership made additional cash contributions of $220,000.

NOTE G - DEBT OBLIGATIONS

Debt obligations were as follows:                                                     December 31,
                                                                               -------------------------
                                                                                   1995          1994
                                                                               ----------     ----------

Note payable,  non-interest bearing;  principal due upon sale of property;     $  500,000     $  500,000
collateralized by related rental property

Note  payable,  interest at 9.73% at December 31, 1995 and 1994,  adjusted         44,294         49,605
every three years,  based upon the three-year  Treasury Bill rate plus 250 basis  points,  payable  in  semi-annual  installments  of  principal  and interest of $5,188  (payment  adjusted in  accordance  with  interest rate changes); due in November 2001; collateralized by related rental property

Note payable,  interest at 9.44% at December 31, 1995 and 1994, payable in        379,383        383,506
monthly  installments  of principal and interest of $3,346;  due in August
1996; collateralized by related rental property

Note  payable,  interest  at 8.5%,  payable  in  monthly  installments  of      1,359,710      1,451,382
principal and interest of $17,627,  due in April 2005;  collateralized  by related rental property


Mortgage loan,  interest  accrues at prime plus .5% (effective  rate of 9%      4,202,189      4,725,356
at  December  31, 1995 and 1994),  interest  only  payable  monthly to the
extent   of  net   operating   income;   principal   due   October   1998;
collateralized by related rental property. (A)

Mortgage  loan,  interest  at 9.75%,  payable in monthly  installments  of        895,661              0
principal and interest of $8,021; principal due June 2005;  collateralized by related rental property. (A)

Mortgage  loan,  interest at 12%,  interest  only  payable  monthly to the      3,583,625              0
extent of net  operating  income with a minimum of $25,000;  principal due
August 2000; collateralized by related rental property. (B)

Note payable,  interest at prime plus 1%, but not less than 10% (effective              0      1,231,623
rate of 10% at  December  31,  1994),  payable in monthly  installment  of
$11,824  (payment  adjusted  annually  based on  interest  rate  changes);
collateralized by related rental property. (B)

Note  payable,  interest  at  prime  plus  1%  (effective  rate of 9.5% at              0      1,221,659
December 31,  1994),  payable in monthly  installments  of  principal  and interest of $8,537  (payment  adjusted  based on interest  rate  changes);
with maturity in January 2019 (at lender's  option,  note may be called on
January  1,  1995,  with sixty  days  notice);  collateralized  by related rental property. (B)

Note payable,  non-interest bearing;  principal due upon sale of property;         75,000         75,000
collateralized by related rental property

Note  payable,  interest  at 10.25%;  payable in monthly  installments  of      1,775,053      1,772,737
principal   and  interest  of  $15,540,   with  maturity  in  March  2030;
collateralized by related rental property

Note payable, interest at 1%, accruing to principal;  unpaid principal and      1,700,000      1,700,000
interest are due upon sale or in January 2030;  collateralized  by related rental property.


Note payable,  interest at 7.75%; interest only payable monthly to the extent of net operating  income with  a  minimum  of  $30,000;  due  December  2000;
collateralized by related rental property.
                                                                                4,627,000      3,915,782
                                                                              -----------    -----------
                                                                              $19,141,915    $17,026,650
                                                                               ==========     ==========

(A) In June 1995, the Partnership refinanced $900,000 of the first mortgage.

(B) On February 14, 1994, the Partnership filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. LMP filed a Plan of Reorganization and Disclosure Statement (the "Plan") on July 7, 1994. On June 6, 1995, LMP filed the Second Plan of Reorganization (the "Plan") and the Plan was confirmed in August 1995. The Plan provides for the following : (1) the sale of some or all of the units to satisfy the claims of its creditors; and (2) an extension of the maturity date of the notes payable for three years, with the option to extend for an additional two years if at least fifty percent (50%) of the principal amount of the debt outstanding at the confirmation of the Plan has been repaid. The net proceeds of the sales will be used to retire the principal balance of the debt. A new lender has placed a wrap mortgage on the property in the amount of $3,500,000 and has agreed to fund the necessary costs for the marketing and any improvements to the units.

Maturities of debt obligation at December 31, 1995, were as follows:

                  Year Ending December 31,

                          1996                                 $    500,699
                          1997                                      132,351
                          1998                                    4,346,580
                          1999                                      157,533
                          2000                                    8,382,417
                          Thereafter                              5,622,335
                                                                -----------
                                                                $19,141,915

NOTE H - COMMITMENTS AND CONTINGENCIES

On August 14, 1992, Commercial Federal Realty Investors Corporation ("CFRIC"), the owner of a 1% interest in the Saunders Apartment Joint Venture ("SAJV") filed an action seeking damages of $275,000 plus interest alleged to be due under the terms of various agreements between parties which were executed in connection with the establishment of the Joint Venture. The Partnership denied liability and filed a counterclaim seeking declaratory judgment and money damages for breach of contract and breach of fiduciary duty. On June 1, 1993, a settlement agreement was reached and an Amended and Restated Joint Venture Agreement was signed whereby the Partnership was entitled to retain all funds held in escrow ($275,000) pursuant to the original joint venture agreement. In return, CFRIC agreed to convert $1,155,000 in amounts owed to it by SAJV to a capital contribution, (increasing its ownership in SAJV to 70%) and will receive 100% of future income, losses, and tax credits until such time as CFRIC recovers $430,000 of the capital contribution, any advances it must make on behalf of the property in the form of loan reduction and cash flow shortfalls (with interest at 10%), and any amounts resulting from any recapture of tax credits. Thereafter, future income and losses will be allocated 70% to CFRIC and 30% to the Partnership. This change in ownership also results in a change in the method in which the investment is accounted for. For the first five months of 1993 and prior years, SAJV is treated as a consolidated subsidiary. As of June 1, 1993, the Partnership's interest in SAJV is treated as an equity investment.

On February 14, 1994, Locke Mill Partners, a limited partnership in which the Partnership owns a 99% interest, filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. On June 6, 1995, LMP filed the Second Plan of Reorganization (the "Plan") and the Plan was confirmed in August 1995. The Plan provides for the following : (1) the sale of some or all of the units in order to satisfy the claims of its creditors; and (2) an extension of the maturity date of the notes payable for three years, with the option to extend for an additional two years if fifty percent (50%) of the principal amount of the debt has been retired at that time. The net proceeds of the sales will be used to retire the principal balance of the debt. The Partnership has entered into an agreement with a new lender who has agreed to fund the necessary costs for the marketing and any improvements to the units in return for a wrap mortgage on the property in the amount of $3,500,000. Monthly payments of interest to the new lender are to be made in an amount equal to net operating income, with a minimum of $25,000 per month. The note accrues interest at 12% and is due in August 2000.

NOTE I- EXTRAORDINARY GAINS/LOSSES

In order to forestall the lender's threatened foreclosure, on January 28, 1993 Firehouse Square General Partnership, a general partnership in which the Partnership owns a 90% interest, filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. In May 1993, the lender sold its note and mortgage to another entity. On June 1, 1993, an agreement was entered into with the new holder of the note and mortgage to restructure the note. The bankruptcy was subsequently dismissed. On November 16, 1994, the first mortgage holder foreclosed on its mortgage and subsequently sold it to a partnership known as 901 King Street Associates which is owned 90% by DHI-VI. The Partnership recognized extraordinary income of $1,470,000 in 1994 relating to the extinguishment of debt in connection with the foreclosure.

In July 1991, St. James Limited Partnership ("SJLP"), a limited partnership in which the Partnership owns a 98% interest, filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. In March 1992, a settlement agreement was reached with the first mortgage holder. The settlement agreement provided for modification of one loan and the use of certain escrowed funds to pay delinquencies on another loan. In addition, the Partnership filed a complaint against its co-general partner and United National Bank which claimed misappropriation of monies from the deficit cash reserve account. Throughout the rest of 1992 and 1993 the operating losses continued as occupancy did not increase significantly in the commercial space. In addition, certain commercial leases were scheduled to expire in 1994 and were not expected to be renewed. As a result, it became increasingly difficult to pay the operating expenses of the property and the monthly debt service and SJLP anticipated that its operating income was going to decrease, rather then increase, in the near future. On September 9, 1993, SJLP filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. After filing the petition, it became apparent that there could not be a confirmable plan of reorganization without either the Partnership making an additional equity contribution to SJLP or an extremely favorable settlement of the complaint against the Partnership's co-general partner in SJLP and United National Bank. Since the Registrant had no additional sources of equity and the outcome of the co-general partner/bank suit was uncertain, the automatic stay was lifted and the first mortgage holder foreclosed on the property on October 21, 1994. The Partnership recognized an extraordinary gain of $409,000 in 1994 for the difference between the book value of the property (which approximated fair value) and the extinguished debt.

NOTE J - INCOME TAX BASIS RECONCILIATION

Certain items enter into the determination of the results of operations in different time periods for financial reporting ("book") purposes and for income tax ("tax") purposes. Reconciliations of net loss and partners' equity follow:

                                           For the Years Ended December 31,
                                      ----------------------------------------
                                           1995          1994          1993
                                      ------------  ------------  ------------

Net loss - book                       ($ 2,497,861) ($   816,728) ($ 2,555,477)
Excess of tax under book depreciation      380,754       379,925       406,905
Interest                                   676,241       213,252       103,525
Gain on foreclosure                            -0-      (943,490)          -0-
Other timing differences                   (81,401)       10,827        16,304
Minority interest - tax only                46,386        59,798       168,360
                                      ------------  ------------  ------------
Net loss - tax                        ($ 1,475,881) ($ 1,096,416) ($ 1,860,383)
                                      ============  ============  ============

Partners' equity - book               $  5,769,568  $  8,267,429  $  9,084,157
Costs of issuance                        3,279,930     3,279,930     3,279,930
Cumulative tax under book loss           3,541,092     2,519,112     2,798,800
Investment credit recapture                  9,900         9,900         9,900
Rehabilitation credit                     (251,117)     (251,117)     (251,117)
                                      ------------  ------------  ------------
Partner's equity - tax                $ 12,349,373  $ 13,825,254  $ 14,921,670
                                      ============  ============  ============

                            SUPPLEMENTAL INFORMATION

                        DIVERSIFIED HISTORIC INVESTORS VI
                             (a limited partnership)
             SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1995
                                                                                                               Costs Capitalized
                                                                         Initial Cost to Partnership (b)    Subsquent to Acquisition
                                                                         -------------------------------    ------------------------

                                                                                        Buildings and
Description (a)                                           Encumbrances       Land (b)    Improvements    Improvements        Land
                                                          -----------     -----------     -----------     -----------     ----------
                                                              (e)
                                                              ---
17 unit apartments and 3,100 square
 feet of retail space in Omaha, NE                        $   923,677     $    10,000     $ 1,774,986     $    15,454     $   10,000

68 unit apartments in New Orleans, LA                       1,359,710            --         2,948,634         469,298           --

32,500 square feet of commercial
space in Alexandria, VA                                     5,097,850         540,238       5,014,827       1,157,332        540,238

78 unit condominiumsand 6,700 square feet of
commercial space in Concord, NC                             3,583,625         130,926       5,748,914          10,830        130,926

I70 apartment units n Omaha, NE                             3,550,053            --           448,993       5,792,699           --

73 unit apartments and 8,500 square feet of
commercial space in Manayunk, PA                            4,627,000         400,000         664,508       9,364,897        400,000
                                                          -----------     -----------     -----------     -----------     ----------
                                                          $19,141,915     $ 1,081,164     $16,600,862     $16,810,510     $1,081,164
                                                          ===========     ===========     ===========     ===========     ==========


Gross Amount at which Carried at
      December 31, 1995
      -----------------
  Buildings
     and                       Accumulated     Date of     Date
 Improvements   Total (c) (d)   Depr.(d)(f)    Constr.    Acquired
- - --------------- -------------- -------------  --------   --------
                                                 (a)
                                                 ---
    $1,790,440     $1,800,440    $  541,884     1988        7/88

     3,419,649      3,419,649     1,084,110     1988        7/88


     6,243,145      6,783,383     1,667,248     1988       12/88


     6,689,652      6,820,578     1,796,576     1988       12/88

     6,292,047      6,292,047     1,612,141     1989        1/89


    10,095,982     10,495,982     2,903,760     1989       2/89
- - --------------- -------------- -------------
   $34,530,915    $35,612,079    $9,605,719
=============== ============== =============

                        DIVERSIFIED HISTORIC INVESTORS VI
                             (a limited partnership)

                              NOTES TO SCHEDULE XI

                                DECEMBER 31, 1995

(A) All properties are certified historic structures as defined in the Internal Revenue Code of 1986. The "date of construction" refers to the period in which such properties were rehabilitated.

(B) Represents costs of a parcel of land with historic building located thereon. Amounts do not include any development/rehabilitation costs incurred pursuant to a turnkey development agreement entered into when the property was purchased.

(C) The cost of real estate owned at December 31, 1995, for Federal income tax purposes was approximately $29,254,088. The depreciable basis of the building and improvements of the properties has been reduced for Federal income tax purposes by the historic rehabilitation credit.

(D)      Reconciliation of real estate:

                                           1995         1994            1993
                                       -----------  ------------   ------------

Balance at beginning of year           $34,507,224  $ 41,460,786   $ 43,447,874
Additions during this year:
     Improvements                          171,516        17,167        165,374
     Other increase                        933,339           -0-            -0-
                                       -----------  ------------   ------------
Deductions during the year:
     Retirements                               -0-    (6,970,729)           -0-
     Deconsolidated subsidiary                 -0-           -0-     (2,152,462)
                                       -----------  ------------   ------------

Balance at end of year                 $35,612,079  $ 34,507,224   $ 41,460,786
                                       ===========  ============   ============

Reconciliation of accumulated depreciation:
                                           1995          1994           1993
                                       -----------  ------------   ------------

Balance at beginning of year           $ 8,277,323  $  8,185,818   $  6,857,667
Depreciation expense for the year        1,328,396     1,703,576      1,779,315
Retirements                                    -0-    (1,612,071)           -0-
Deconsolidated subsidiary                      -0-           -0-       (451,164)
                                       -----------  ------------   ------------

Balance at end of year                 $ 9,605,719  $  8,277,323   $  8,185,818
                                       ===========  ============   ============

(D) See Note E to the consolidated financial statements for further information.

(E) See Note B to the consolidated financial statements for depreciation method and lives.

Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10. Directors and Executive Officers of Registrant

     a.       Identification of Directors - Registrant has no directors.

     b.       Identification of Executive Officers

         The General Partner of the Registrant is Dover Historic Advisors VI (DoHA-VI), a Pennsylvania general partnership. The partners of DoHA-VI are as follows:

 Name             Age      Position          Term of Office       Period Served
 ----             ---      --------          --------------       -------------
 Gerald Katzoff   49     Partner in DoHA-VI   No fixed term   Since January 1988

 DHP, Inc.        --     Partner in DoHA-VI   No fixed term   Since January 1988
 (Formerly Dover Historic
 Properties, Inc.)

         For further description of DHP, Inc., see paragraph e. of this Item. There is no arrangement or understanding between either person named above and any other person pursuant to which any person was or is to be selected as an officer.

         c. Identification of Certain Significant Employees. Registrant has no employees. Its administrative and operational functions are carried out by property management and partnership administration firm engaged by the Registrant.

         d. Family Relationships. There is no family relationship between or among the executive officers and/or any person nominated or chosen by Registrant to become an executive officer.

         e. Business Experience. DoHA-VI is a general partnership formed in January, 1988. The partners of DoHA-VI are DHP, Inc. and Gerald Katzoff. The general partner is responsible for the management and control of Registrant's affairs and will have general responsibility and authority in conducting its operations.

         Gerald Katzoff (age 47) has been involved in various aspects of the real estate industry since 1974. Mr. Katzoff is the owner of Katzoff Resorts, which controls various hotel and spa resorts in the United States. Mr. Katzoff is a principal in an entity which is the owner of a property in Avalon, New Jersey which has filed a petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. Mr. Katzoff is a former President and director of D,Ltd., (formerly The Dover Group, the corporate parent of DHP, Inc.)

         Dover Historic Properties, Inc., was incorporated in Pennsylvania in December 1984 for the purpose of sponsoring investments in, rehabilitating, developing and managing historic (and other) properties. In February 1992, Dover Historic Properties, Inc.'s name was changed to DHP, Inc. DHP, Inc. is a subsidiary of The Dover Group Ltd., an entity formed in 1985 to act as the holding company for DHP, Inc. and certain other companies involved in the development and operation of both historic properties and conventional real estate as well as in financial (non-banking) services.

         The executive officers, directors, and key employees of DHP, Inc. are described below.

         Michael J. Tuszka (age 50) was appointed Chairman and Director of both D,Ltd and DHP, Inc. on January 27, 1993. Mr. Tuszka has been associated with DHP, Inc. and its affiliates since 1984.

         Donna M. Zanghi (age 39) was appointed Secretary/Treasurer of DHP, Inc. on June 15, 1993. She is also a Director, Secretary/Treasurer of D,Ltd. She has been associated with DHP, Inc. and its affiliates since 1984 except for the period from December 1986 to June 1989 and the period from November 1, 1992 to June 14, 1993.

         Michele F. Rudoi, (age 32) was appointed on January 27, 1993 as Assistant Secretary of both D,Ltd and DHP, Inc. and Director of D,Ltd.

Item 11. Executive Compensation

         a.  Cash   Compensation  -  During  1994,   Registrant   paid  no  cash
compensation to DoHA-VI, any partner therein or any person named in paragraph c. of Item 10.

         b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 1995, or is proposed to be paid or distributed in the future, to DoHA-VI, any partner therein, or any person named in paragraph c. of Item 10 of this report.

         c. Other Compensation - No compensation not referred to in paragraph a. or paragraph b. of this Item was paid or distributed during 1995 to DoHA-VI, any partner therein, or any person named in paragraph c. of Item 10.

         d. Compensation of Directors - Registrant has no directors.

         e. Termination of Employment and Change of Control Arrangement - Registrant has no compensatory plan or arrangement, with respect to any individual, which results or will result from the resignation or retirement of any individual, or any termination of such individual's employment with Registrant or from a change in control of Registrant or a change in such individual's responsibilities following such a change in control.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         a. Security Ownership of Certain Beneficial Owners - No person is known to Registrant to be the beneficial owner of more than five percent of the issued and outstanding Units.

         b.  Security   Ownership  of  Management  -  No  equity  securities  of
Registrant  are  beneficially  owned by any person named in paragraph c. of Item
10.

         c. Changes in Control - Registrant does not know of any arrangement, the operation of which may at a subsequent date result in a change in control of Registrant.

Item 13. Certain Relationships and Related Transactions

         a. Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DoHA-VI is entitled to 10% of Registrant's distributable cash from operations in each year. There was no such share allocable to DoHA-VI for fiscal years 1993 through 1995.

         b. Certain Business Relationships - Registrant has no directors. For a description of business relationships between Registrant and certain affiliated persons, see paragraph a. of this Item.

         c. Indebtedness of Management - No executive officer or significant employee of Registrant, Registrant's general partner (or any employee thereof), or any affiliate of any such person, is or has at any time been indebted to Registrant.

                                     PART IV


Item 14. (A) Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         1. Financial Statements:

                  a. Consolidated Balance Sheets at December 31, 1995 and 1994.

                  b. Consolidated Statements of Operations for the Years Ended December 31, 1995, 1994 and 1993.

                  c. Consolidated Statements of Changes in Partners' Equity for the Years Ended December 31, 1995, 1994 and 1993.

                  d. Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993.

                  e. Notes to consolidated financial statements.

         2. Financial statement schedules:

                  a. Schedule XI - Real Estate and Accumulated Depreciation.

                  b. Notes to Schedule XI.

         3. Exhibits:

         (a) Exhibit Number                                      Document


                        3 Registrant's Amended and Restated Certificate of Limited Partnership and Agreement of Limited Partnership, previously filed as part of Amendment No. 2 of Registrant's Registration Statement
                                             on  Form  S-11,  are   incorporated
                                             herein by reference.

                        21 Subsidiaries of the Registrant are listed in Item 2. Properties of this Form 10-K.

         (b) Reports on Form 8-K:

         No reports were filed on Form 8-K during the quarter ended December 31, 1995.

         (c) Exhibits:

         See Item 14 (A) (3) above.

                                   SIGNATURES

         Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                DIVERSIFIED HISTORIC INVESTORS VI

Date:  July 19, 1996            By: Dover Historic Advisors VI, General Partner
       -------------

                                    By: DHP, Inc., Partner


                                         By:     /s/ Donna M. Zanghi
                                                 -------------------
                                                 DONNA M. ZANGHI,
                                                 Secretary and Treasurer

                                         By:     /s/ Michele F. Rudoi
                                                 --------------------
                                                 MICHELE F. RUDOI,
                                                 Assistant Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

                Signature                 Capacity                    Date
                ---------                 --------                    ----

DOVER HISTORIC ADVISORS VI            General Partner

By: DHP, Inc., Partner


      By:     /s/ Donna M. Zanghi                                July 19, 1996
          ----------------------------------                     -------------
           DONNA M. ZANGHI,
           Secretary and Treasurer

      By:     /s/ Michele F. Rudoi                               July 23, 1996
          ----------------------------------                     -------------
           MICHELE F. RUDOI,
           Assistant Secretary