Form 10-Q
period 1996-03-31
DIVERSIFIED HISTORIC INVESTORS VI
filed 1996-08-02
CIK 828604

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 1996
                               -------------------------------------------------

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

                        DIVERSIFIED HISTORIC INVESTORS VI
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                            23-2492210
- -------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization                                Identification No.)

              Suite 500, 1521 Locust Street, Philadelphia, PA 19102
- --------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code  (215) 735-5001

                                       N/A
- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                          Yes        No  X
                                                               ------    ------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Consolidated Balance Sheets - March 31, 1996 (unaudited) and December 31, 1995
         Consolidated Statements of Operations - Three Months Ended March 31, 1996 and 1995 (unaudited)
         Consolidated Statements of Cash Flows - Three Months Ended March 31, 1996 and 1995 (unaudited)
         Notes to Consolidated Financial Statements (unaudited)

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

         (1) Liquidity

         As of March 31, 1996, Registrant had cash of $73,533. Such funds are expected to be used to pay liabilities and general and administrative expenses of Registrant, and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

         As of March 31, 1996, Registrant had restricted cash of $246,421 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

         (2) Capital Resources

         Due to the relatively recent rehabilitations of the properties, any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. Registrant is not aware of any factors which would cause historical capital expenditure levels not to be indicative of capital requirements in the future and accordingly, does not believe that it will have to commit material resources to capital investment for the foreseeable future.

         In April 1996 the Registrant refinanced $3,215,000 of the firs mortgage on Canal House. The refinancing has an interest rate of 8.75% and is payable in monthly installments of $25,300 and is due in April 2003.

         (3) Results of Operations

         During the first quarter of 1996, Registrant incurred a net loss of $664,716 ($25.85 per limited partnership unit) compared to a net loss of $469,762 ($18.26 per limited partnership unit) for the same period in 1995.

         Rental income increased $26,125 from $637,530 in the first quarter of 1995 to $663,655 in the same period in 1996. The increase in the first quarter of 1996 from the same period in 1995 is due to increases in rental income at Strehlow Terrace and Canal House, partially offset by a decrease at Firehouse Square. Rental income increased at Strehlow Terrace due to a rental increase received from the Omaha Housing Authority retroactive to the years 1989-1994 and increased at Canal House due to an increase in the average occupancy (83% to 93%) while rental income decreased at Firehouse Square due to a decrease in the average occupancy (73% to 64%).

         Expenses for rental operations increased by $186,339 from $326,337 in the first quarter of 1995 to $512,676 in the same period in 1996. The increase is mainly the result of legal fees incurred in connection with the restructuring of the debt at Canal House and an increase in wages and salaries expense at Locke Mill due to a change in management companies in September 1995, partially offset by an overall decrease in operating expenses due to operational efficiencies achieved at Roseland and Mater Dolorosa.

         Depreciation and amortization expense decreased $17,472 from $361,519 in the first quarter of 1995 to $344,047 in the same period in 1996. The decrease is due to a decrease at Canal House partially offset by increases at Locke Mill. Depreciation decreased at Canal House due to fact that the personal property became fully depreciated in the first quarter of 1995. Depreciation and amortization increased at Locke Mill due to the increase in fixed assets resulting from the loan restructuring (as disclosed in the 1995 Form 10-K) and the amortization of loan fees paid in connection with the restructuring.

         Interest expense increased by $32,914 from $348,531 in the first quarter of 1995 to $381,445 in the same period in 1996. The increase is due to increases in the principal balances of the notes at both Canal House and Locke Mill upon which interest is accrued.

         Losses incurred during the quarter at the Registrant's properties amounted to $580,000, compared to a loss of approximately $385,000 for the same period in 1995.

         In the first quarter of 1996, Registrant incurred a loss of $119,000 at Locke Mill Plaza including $59,000 of depreciation and amortization expense, compared to a loss of $47,000 in the first quarter of 1995, including $55,000 of depreciation and amortization expense. The increased loss from the first quarter of 1995 to the same quarter of 1996 is the result of an increase in interest, wages and salaries, and depreciation and amortization expense. Interest expense increased due to a higher debt balance and an increase in the interest rate with respect to the financing secured by the property while wages and salaries increased due to a change in management companies in September 1995. Depreciation and amortization increased due to the increase in fixed assets resulting from the loan restructuring (as disclosed in the 1995 Form 10-K) and the amortization of loan fees paid in connection with the restructuring.

         In the first quarter of 1996, Registrant incurred a loss of $17,000 at Roseland including $18,000 of depreciation, compared to a loss of $18,000 including $18,000 of depreciation in the first quarter of 1995. The decrease in the loss from the first quarter of 1995 to the same period in 1996 results from an overall decrease in operating expenses due to operational efficiencies achieved at the property.

         In the first quarter of 1996, Registrant incurred a loss of $147,000 at Firehouse House including $64,000 of depreciation and amortization expense, compared to a loss of $100,000 including $62,000 of depreciation and amortization expense in the first quarter of 1995. The increase in the loss from the first quarter of 1995 to the same period in 1996 is due to a decrease in rental income and an increase in amortization expense. Rental income decreased due to a decrease in the average occupancy (73% to 64%) due to the loss of tenants through non-renewal of their leases while amortization expense increased due to the amortization of leasing commissions on leases executed in the fourth quarter of 1995.

         In the first quarter of 1996, Registrant recognized income of $2,000 at Mater Dolorosa including $32,000 of depreciation and amortization expense, compared to a loss of $2,000 including $32,000 of depreciation and amortization expense in the first quarter of 1995. The decrease in the loss from the first quarter of 1995 to the same period in 1996 is due to an overall decrease in operating expenses due to operational efficiencies achieved at the property.

         In the first quarter of 1996, Registrant incurred a loss of $14,000 at Strehlow Terrace including $57,000 of depreciation expense, compared to a loss of $61,000 including $64,000 of depreciation expense in the first quarter of 1995. The decrease in the loss from the first quarter of 1995 to the same period in 1996 is due to an increase in rental income. Rental income increased due to a lump sum payments of rental increases received from the Omaha Housing Authority retroactive to the years 1989-1994.

         In the first quarter of 1996, Registrant incurred a loss of $285,000 at Canal House including $91,000 of depreciation, compared to a loss of $157,000 including $111,000 of depreciation in the first quarter of 1995. The increase in the loss from the first quarter of 1995 to the same period in 1996 is due to an increase in legal fees and interest expense partially offset by an increase in rental income due to higher average occupancy (83% to 93%) and a decrease in depreciation expense. Legal fees increased due to fees incurred in connection with the restructuring of the debt while interest expense increased due to a higher principal balance upon which interest is accrued. Depreciation decreased due to fact that the personal property became fully depreciated in 1995.

         In the first quarter of 1996, Registrant incurred a loss of $5,000 at Saunders Apartments compared to a loss of $6,000 in the first quarter 1995.

                        DIVERSIFIED HISTORIC INVESTORS VI
                      (a Pennsylvania limited partnership)

                           CONSOLIDATED BALANCE SHEETS

                                     Assets

                                        March 31, 1996   December 31, 1995
                                        --------------   -----------------
                                          (Unaudited)
Rental properties, at cost:
    Land                                 $  1,081,164      $  1,081,164
    Buildings and improvements             33,478,900        33,462,131
    Furniture and fixtures                  1,068,784         1,068,784
                                         ------------      ------------

                                           35,628,848        35,612,079
    Less - Accumulated depreciation        (9,937,818)       (9,605,719)
                                         ------------      ------------
                                           25,691,030        26,006,360

Cash and cash equivalents                      73,533            72,395
Restricted cash                               246,421           297,751
Investment in affiliate                        39,397            44,572
Other assets (net of amortization of
$366,806 and $354,858 at March 31,
1996 and December 31, 1995,
respectively)
                                              357,554           346,643
                                         ------------      ------------

         Total                           $ 26,407,935      $ 26,767,721
                                         ============      ============

                        Liabilities and Partners' Equity

Liabilities:
    Debt obligations                     $ 19,240,805      $ 19,141,915
    Accounts payable:
         Trade                                752,102           675,141
         Taxes                                 49,414            49,414
         Related parties                      297,081           296,166
         Other                                 43,843            39,310
    Interest payable                          789,166           654,897
    Tenant security deposits                  130,673           141,310
                                         ------------      ------------

         Total liabilities                 21,303,084        20,998,153
                                         ------------      ------------

Partners' equity                            5,104,851         5,769,568
                                         ------------      ------------

         Total                           $ 26,407,935      $ 26,767,721
                                         ============      ============

  The accompanying notes are an integral part of these financial statements.

                        DIVERSIFIED HISTORIC INVESTORS VI
                      (a Pennsylvania limited partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)


                                             Three months     Three months
                                                ended            ended
                                              March 31,        March 31,
                                                1996             1995
                                             -----------      -----------

Revenues:
    Rental income                            $   663,655      $   637,530
    Interest income                                  359              776
                                             -----------      -----------
         Total revenues                          664,014          638,306
                                             -----------      -----------


Costs and expenses:
    Rental operations                            512,676          326,337
    General and administrative                    60,255           66,000
    Interest                                     406,576          348,531
    Depreciation and amortization                344,047          361,519
                                             -----------      -----------
         Total costs and expenses              1,323,554        1,102,387
                                             -----------      -----------

Loss before equity in affiliate:                (659,541)        (464,081)
Equity in net loss of affiliate                   (5,175)          (5,681)
                                             -----------      -----------
Net loss                                     ($  664,716)     ($  469,762)
                                             ===========      ===========

 Net loss per limited partnership unit:
         Loss before equity in affiliate     ($    25.65)     ($    18.04)
         Equity in net loss of affiliate            (.20)            (.22)
                                             -----------      -----------

                                             ($    25.85)     ($    18.26)
                                             ===========      ===========




  The accompanying notes are an integral part of these financial statements.

                        DIVERSIFIED HISTORIC INVESTORS VI
                      (a Pennsylvania limited partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)

                                                          Three months ended
                                                               March 31,
                                                          1996          1995
                                                       ---------     ---------

Cash flows from operating activities:
   Net loss                                            ($664,716)    ($469,762)
   Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
   Depreciation and amortization                         344,047       361,519
   Equity in loss of affiliate                             5,175         5,681
   Changes in assets and liabilities:
     Decrease in restricted cash                          51,330        39,247
     Increase in other assets                            (22,860)      (10,642)
     Increase in accounts payable - trade                 76,961        54,742
     Increase (decrease) in accounts payable -
     related parties                                         915          (399)
     Increase (decrease) in accounts payable -
     other                                                 4,533        (1,157)
     Increase in interest payable                        134,269        42,014
     Decrease in tenant security deposits                (10,637)       (1,837)
                                                       ---------     ---------
Net cash (used in) provided by operating activities      (80,983)       19,406
                                                       ---------     ---------

Cash flows from investing activities:
   Capital expenditures                                  (16,769)       (1,852)
                                                       ---------     ---------
Net cash used in investing activities                    (16,769)       (1,852)
                                                       ---------     ---------

Cash flows from financing activities:
   Proceeds from debt financing                          127,455           -0-
   Principal payments                                    (28,565)      (30,706)
Net cash provided by (used in) financing activities       98,890       (30,706)
                                                       ---------     ---------

Increase (decrease) in cash and cash equivalents           1,138       (13,152)
                                                       ---------     ---------

Cash and cash equivalents at beginning of period          72,395        59,176
                                                       ---------     ---------

Cash and cash equivalents at end of period             $  73,533     $  46,024
                                                       =========     =========

  The accompanying notes are an integral part of these financial statements.

                        DIVERSIFIED HISTORIC INVESTORS VI
                      (a Pennsylvania limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors VI (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K of the Registrant, and notes thereto, for the year ended December 31, 1995.

The  information  furnished  reflects,   in  the  opinion  of  management,   all
adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         To the best of its knowledge, Registrant is not party to, nor is any of its property the subject of, any pending material legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted during the quarter covered by this report to a vote of security holders.


Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibit Number                              Document

            3 Registrant's Amended and Restated Certificate of Limited Partnership and Agreement of Limited Partnership, previously filed as part of Amendment No. 2 of Registrant's Registration Statement on Form S-11, are incorporated herein by reference.

            21           Subsidiaries  of the  Registrant  are listed in Item 2.
                         Properties   on  Form   10-K,   previously   filed  and
                         incorporated herein by reference.

(b) Reports on Form 8-K:

         No reports were filed on Form 8-K during the quarter ended March 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 24, 1996           DIVERSIFIED HISTORIC INVESTORS VI
       -------------

                                 By: Dover Historic Advisors VI, General Partner

                                   By: DHP, Inc., Partner


                                     By:       /s/ Donna M. Zanghi
                                        -----------------------------
                                               DONNA M. ZANGHI,
                                               Secretary and Treasurer