Form 10-Q
period 1996-06-30
DIVERSIFIED HISTORIC INVESTORS VI
filed 1996-08-08
CIK 828604

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                                    FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1996
                               -------------------------------------------------

                                       or

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission file number               33-19811
                      ----------------------------------------------------------

                        DIVERSIFIED HISTORIC INVESTORS VI
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                         23-2492210
- -------------------------------                          -----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization                            Identification No.)

              Suite 500, 1521 Locust Street, Philadelphia, PA   19102
- --------------------------------------------------------------------------------
               (Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code  (215) 735-5001
                                                   -----------------------------

                                       N/A
- --------------------------------------------------------------------------------

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                           Yes _____ No __ X__

                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.

             Consolidated Balance Sheets - June 30, 1996 (unaudited) and December 31, 1995
             Consolidated Statements of Operations - Three Months and Six Months Ended June 30, 1996 and 1995 (unaudited)
             Consolidated Statements of Cash Flows - Three Months and Six Months Ended June 30, 1996 and 1995 (unaudited)
             Notes to Consolidated Financial Statements (unaudited)

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations.

               (1)  Liquidity

                    As of June 30, 1996, Registrant had cash of $40,800. Such funds are expected to be used to pay the liabilities of Registrant, and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                    As of June 30, 1996, Registrant had restricted cash of $331,044 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

                    In April 1996 the Registrant refinanced $3,215,000 of the first mortgage on Canal House. The refinancing has an interest rate of 8.75% and is payable in monthly installments of $25,300 and is due in April 2003.

                    In August 1996, the Registrant refinanced the first mortgage on Roseland. The refinancing was in the amount of $370,000, is due in August 2006 and has a variable interest rate beginning with 8.25% for the first year and thereafter adjusting every 12 months to a rate which is 2.25 basis points over the 1-year Treasury Constant Maturities with a floor of 8% and a ceiling of 10%.

               (3)  Results of Operations

                    During the second quarter of 1996, Registrant incurred a net loss of $480,196 ($18.67 per limited partnership unit) compared to a net loss of $428,270 ($16.66 per limited partnership unit) for the same period in 1995. For the first six months of 1996, the Registrant incurred a net loss of $1,144,911 ($44.52 per limited partnership unit) compared to a net loss of $898,032 ($34.92 per limited partnership unit) for the same period in 1995.

                    Rental income increased $19,755 from $615,946 in the second quarter of 1995 to $635,701 in the same period in 1996. The increase in the second quarter of 1996 from the same period in 1995 is due to increases in rental income at Locke Mill, Firehouse Square and Canal House. Rental income increased at Locke Mill and Firehouse Square due to increases in the average rental rates and increased at Canal House due to an increase in the average occupancy (88% to 94%).

                    Rental income increased $45,880 from $1,253,476 in the first six months of 1995 to $1,299,356 in the same period in 1996. The increase from the first six months of 1996 from the same period in 1995 is due to increases in rental income at Locke Mill, Strehlow Terrace and Canal House, partially offset by a decrease at Firehouse Square. Rental income increased at Locke Mill due to an increase in the average rental rates and at Strehlow Terrace due to a one-time, lump sum payment for rental increases received from the Omaha Housing Authority retroactive to the years 1989-1994. The increase at Canal House is due to an increase in the average occupancy (85% to 94%) while rental income decreased at Firehouse Square due to a decrease in the average occupancy (84% to 80%).

                    Expenses for rental operations increased by $43,758 from $256,345 in the second quarter of 1995 to $300,103 in the same period in 1996. The increase is mainly the result of an increase in commissions expense at Locke Mill and Canal House, an increase in wages and salaries expense at Mater Dolorosa due to cost of living increases given to employees, and an overall increase in operating expenses at Roseland. Commissions expense increased at Locke Mill due to a change in management companies in September 1995 and increased at Canal House due to the renewal of one of the commercial leases in the second quarter.

                    Expenses for rental operations increased $230,097 from $582,682 in the first six months of 1995 to $812,779 in the same period in 1996. The increase is mainly the result of legal fees incurred in connection with the restructuring of the debt at Canal House and an increase in commissions expense at Locke Mill and Canal House, partially offset by an overall decrease in operating expenses due to operational efficiencies achieved at Mater Dolorosa. Commissions expense increased at Locke Mill due to a change in management companies in September 1995 and increased at Canal House due to the renewal of one of the commercial leases in the second quarter.

                    Depreciation and amortization expense decreased $16,051 from $361,520 in the second quarter of 1995 to $345,469 in the same period in 1996 and decreased $33,523 from $723,039 in the first six months of 1995 to $689,516 in the same period in 1996. The decrease is due to decreases at Canal House and Strehlow Terrace partially offset by an increase at Locke Mill. Depreciation decreased at Canal House and Strehlow Terrace due to fact that the personal property became fully depreciated in the first quarter of 1995. Depreciation and amortization increased at Locke Mill due to the increase in fixed assets resulting from the loan restructuring (as disclosed in the 1995 Form 10-K) and the amortization of loan fees paid in connection with the restructuring. Also, in the first six months of 1996 as compared to the same period in 1995, amortization expense at Firehouse Square increased due to the amortization of leasing commissions on leases executed in the second quarter of 1995.

                    Interest expense increased by $50,298 from $356,692 in the second quarter of 1995 to $406,990 in the same period in 1996 and increased $108,343 from $705,223 in the first six months of 1995 to $813,566 in the same period in 1996. The increase is due to increases in the principal balances of the notes at both Canal House and Locke Mill upon which interest is accrued (as disclosed in the 1995 Form 10-K).

                    Losses incurred during the quarter at the Registrant's properties amounted to $401,000, compared to a loss of approximately $349,000 for the same period in 1995. For the first six months of 1996 the Registrant's properties recognized a loss of $986,000 compared to approximately $739,000 for the same period in 1995.

                    In the second quarter of 1996, Registrant incurred a loss of $113,000 at Locke Mill Plaza including $66,000 of depreciation and amortization expense, compared to a loss of $57,000 in the second quarter of 1995, including $55,000 of depreciation expense; for the first six months of 1996, the

Registrant incurred a loss of $232,000 including $125,000 of depreciation and amortization expense, compared to a loss $104,000 for the same period in 1995, including $110,000 of depreciation expense. The increased loss from the second quarter and the first six months of 1995 to the same periods in 1996 is the result of an increase in interest, commissions, and depreciation and amortization expense partially offset by an increase in rental income. Interest expense increased due to a higher debt balance and an increase in the interest rate with respect to the financing secured by the property while commissions increased due to a change in management companies in September 1995. Depreciation and amortization increased due to the increase in fixed assets resulting from the loan restructuring (as disclosed in the 1995 Form 10-K) and the amortization of loan fees paid in connection with the restructuring. Rental income increased due to an increase in the average rental rates.

                    In the second quarter of 1996, Registrant incurred a loss of $26,000 at Roseland including $18,000 of depreciation expense, compared to a loss of $21,000 including $18,000 of depreciation in the second quarter of 1995; for the first six months of 1996, the Registrant incurred a loss of $43,000 including $36,000 of depreciation expense, compared to a loss $39,000 for the same period in 1995, including $36,000 of depreciation expense. The increase in the loss from the second quarter and the first six months of 1995 to the same period in 1996 results from normal inflationary increases in operating expenses at the property.

                    In the second quarter of 1996, Registrant incurred a loss of $139,000 at Firehouse House including $55,000 of depreciation and amortization expense, compared to a loss of $150,000 including $62,000 of depreciation and amortization expense in the first quarter of 1995. The decrease in the loss from the second quarter of 1995 to the same period in 1996 is mainly due to an increase in rental income due to increases in the average rental rate.

                    For the first six months of 1996, the Registrant incurred a loss of $286,000 at Firehouse Square including $119,000 of depreciation and amortization expense, compared to a loss $250,000 for the same period in 1995, including $124,000 of depreciation and amortization expense. The increase in the loss from the first six months of 1995 to the same period in 1996 is due to a decrease in rental income and an increase in amortization expense. Rental income decreased due to a decrease in the average occupancy (84% to 80%) due to the loss of tenants through non-renewal of their leases while amortization expense increased due to the amortization of leasing commissions on leases executed in the second quarter of 1995.

                    In the second quarter of 1996, Registrant incurred a loss of $5,000 at Mater Dolorosa including $33,000 of depreciation and amortization expense, compared to a loss of $3,000 including $33,000 of depreciation and amortization expense in the first quarter of 1995. The increase in the loss from the second quarter of 1995 to the same period in 1996 is due to an increase in wages and salaries expense due to cost of living increases given to employees.

                    For the first six months of 1996, the Registrant incurred a loss of $3,000 at Mater Dolorosa including $65,000 of depreciation and amortization expense, compared to a loss $5,000 for the same period in 1995, including $65,000 of depreciation and amortization expense. The decrease in the loss from the first six months of 1996 to the same period in 1996 is due to operational efficiencies achieved at the property.

                    In the second quarter of 1996, Registrant incurred a loss of $58,000 at Strehlow Terrace including $56,000 of depreciation expense, compared to a loss of $63,000 including $63,000 of depreciation expense in the second quarter of 1995. The decrease in the loss from the second quarter of 1995 to the same period of 1996 is due to a decrease in depreciation expense as personal property became fully depreciated in 1995.

                    For the first six months of 1996, the Registrant incurred a loss of $72,000 at Strehlow Terrace including $113,000 of depreciation expense, compared to a loss $124,000 for the same period in 1995, including $127,000 of depreciation and amortization expense. The decrease in the loss from the first six months of 1995 to the same period in 1996 is due to an increase in rental income and a decrease in depreciation expense. Rental income increased due to a one-time lump sum payment for rental increases received in the first quarter of 1996 from the Omaha Housing Authority retroactive to the years 1989-1994. Depreciation decreased due to the fact that all personal property became fully depreciated in 1995.

                    In the second quarter of 1996, Registrant incurred a loss of $56,000 at Canal House including $92,000 of depreciation expense, compared to a loss of $49,000 including $110,000 of depreciation expense in the second quarter of 1995. The increase in the loss from the second quarter of 1995 to the same period in 1996 is due to an increase in interest and commissions expense partially offset by an increase in rental income due to higher average occupancy (88% to 94%) and a decrease in depreciation expense. Interest expense increased due to a higher principal balance upon which interest is accrued. Commissions expense increased due to the renewal of one of the commercial leases at the property in the second quarter and depreciation expense decreased due to fact that the personal property became fully depreciated in 1995.

                    For the first six months of 1996, the Registrant incurred a loss of $341,000 at Canal House including $183,000 of depreciation and amortization expense, compared to a loss $206,000 for the same period in 1995, including $221,000 of depreciation expense. The increase in the loss from the first six months of 1995 to the same period in 1996 is due to an increase in legal fees, interest and commissions expense partially offset by an increase in rental income due to higher average occupancy (85% to 94%) and a decrease in depreciation expense. Legal fees increased due to fees incurred in the first quarter in connection with the restructuring of the debt while interest expense increased due to a higher principal balance upon which interest is accrued. Commissions expense increased due to the renewal of one of the commercial leases at the property in the second quarter. Depreciation expense decreased due to fact that the personal property became fully depreciated in 1995.

                    In the second quarter of 1996, Registrant incurred a loss of $4,000 at Saunders Apartments compared to a loss of $6,000 in the second quarter of 1995. For the first six months of 1996, the Registrant incurred a loss of $9,000 at Saunders Apartments compared to a loss $11,000 for the same period in 1995. The Registrant accounts for this investment on the equity method and the decrease in the loss is due to an increase in rental income due to an increase in the average rental rates,

                        DIVERSIFIED HISTORIC INVESTORS VI
                        ---------------------------------
                      (a Pennsylvania limited partnership)

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                     Assets
                                     ------

                                            June 30, 1996  December 31, 1995
                                            -------------  -----------------
                                             (Unaudited)
Rental properties, at cost:
   Land                                     $  1,081,164      $  1,081,164
   Buildings and improvements                 33,481,720        33,462,131
   Furniture and fixtures                      1,068,784         1,068,784
                                            ------------      ------------

                                              35,631,668        35,612,079
   Less - Accumulated depreciation           (10,269,916)       (9,605,719)
                                            ------------      ------------
                                              25,361,752        26,006,360

Cash and cash equivalents                         40,800            72,395
Restricted cash                                  331,044           297,751
Investment in affiliate                           35,783            44,572
Other assets (net of amortization of
$380,176 and $354,858 at March 31, 1996
and December 31, 1995, respectively)             400,684           346,643
                                            ------------      ------------

        Total                               $ 26,170,063      $ 26,767,721
                                            ============      ============

                        Liabilities and Partners' Equity
                        --------------------------------

Liabilities:
   Debt obligations                         $ 19,372,038      $ 19,141,915
   Accounts payable:
        Trade                                    775,083           675,141
        Taxes                                     49,414            49,414
        Related parties                          254,674           296,166
        Other                                     34,851            39,310
   Interest payable                              920,513           654,897
   Tenant security deposits                      138,832           141,310
                                            ------------      ------------

        Total liabilities                     21,545,405        20,998,153
                                            ------------      ------------

Partners' equity                               4,624,658         5,769,568
                                            ------------      ------------

        Total                               $ 26,170,063      $ 26,767,721
                                            ============      ============

   The accompanying notes are an integral part of these financial statements.

                        DIVERSIFIED HISTORIC INVESTORS VI
                        ---------------------------------
                      (a Pennsylvania limited partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
        For the Three Months and Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                  Three months                Six months
                                 ended June 30,             ended June 30,
                               1996         1995          1996          1995
                               ----         ----          ----          ----

Revenues:
  Rental income           $   635,701   $   615,946   $ 1,299,356   $ 1,253,476
  Interest income                 289           658           648         1,434
                          -----------   -----------   -----------   -----------

    Total revenues            635,990       616,604     1,300,004     1,254,910
                          -----------   -----------   -----------   -----------

Costs and expenses:
  Rental operations           300,103       256,345       812,779       582,682
  General and
   administrative              60,010        64,779       120,265       130,779
  Interest                    406,990       356,692       813,566       705,223
  Depreciation and
   amortization               345,469       361,520       689,516       723,039
                          -----------   -----------   -----------   -----------

    Total costs and
     expenses               1,112,572     1,039,336     2,436,126     2,141,723
                          -----------   -----------   -----------   -----------

Loss before equity in
 affiliate                   (476,582)     (422,732)   (1,136,122)     (886,813)
Equity in net loss of
 affiliate                     (3,614)       (5,538)       (8,789)      (11,219)
                          -----------   -----------   -----------   -----------

Net loss                  ($  480,196)  ($  428,270)  ($1,144,911)  ($  898,032)
                          ===========   ===========   ===========   ===========

Net loss per limited
 partnership unit
Loss before equity in
 affiliate                ($    18.53)  ($    16.44)  ($    44.18)  ($    34.48)
Equity in net loss of
 affiliate                       (.14)         (.22)         (.34)         (.44)
                          -----------   -----------   -----------   -----------

                          ($    18.67)  ($    16.66)  ($    44.52)  ($    34.92)
                          ===========   ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                        DIVERSIFIED HISTORIC INVESTORS VI
                        ---------------------------------
                      (a Pennsylvania limited partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                 For the Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                           Six months ended
                                                               June 30,
                                                          1996          1995
                                                          ----          ----
Cash flows from operating activities:
  Net loss                                            ($1,144,911)  ($  898,032)
  Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
  Depreciation and amortization                           689,516       723,039
  Equity in loss of affiliate                               8,789        11,219
  Changes in assets and liabilities:
    (Increase) decrease in restricted cash                (33,293)       15,504
    Increase in other assets                              (79,359)       (8,740)
    Increase in accounts payable - trade                   99,942        99,592
    Decrease in accounts payable - related parties        (41,492)         (399)
    Decrease in accounts payable - other                   (4,459)       (1,875)
    Increase in interest payable                          265,616       118,569
    (Increase) decrease in tenant security deposits        (2,478)        2,461
                                                      -----------   -----------
Net cash (used in) provided by operating activities      (242,129)       65,088
                                                      -----------   -----------

Cash flows from investing activities:
  Capital expenditures                                    (19,589)      (69,840)
                                                      -----------   -----------
Net cash used in investing activities                     (19,589)      (69,840)
                                                      -----------   -----------

Cash flows from financing activities:
  Proceeds from debt financing                            286,786        66,140
  Principal payments                                      (56,663)      (58,563)
                                                      -----------   -----------
Net cash provided by financing activities                 230,123         7,577
                                                      -----------   -----------

(Decrease) increase in cash and cash equivalents          (31,595)        2,825
                                                      -----------   -----------

Cash and cash equivalents at beginning of period           72,395        59,176
                                                      -----------   -----------

Cash and cash equivalents at end of period            $    40,800   $    62,001
                                                      ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                        DIVERSIFIED HISTORIC INVESTORS VI
                        ---------------------------------
                      (a Pennsylvania limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)


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


Item 4. Submission of Matters to a Vote of Security Holders

               No matter was submitted during the quarter covered by this report to a vote of security holders.


Item 6. Exhibits and Reports on Form 8-K

               (a)  Exhibit Number                  Document
                    --------------                  --------

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

               (b)Reports on Form 8-K:

                  No reports were filed on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 6, 1996         DIVERSIFIED HISTORIC INVESTORS VI
       --------------

                                 By: Dover Historic Advisors VI, General Partner

                                     By: DHP, Inc., Partner


                                         By:  /s/ Donna M. Zanghi
                                            -------------------------------
                                              DONNA M. ZANGHI,
                                              Secretary and Treasurer