Form 10-Q
period 1996-09-30
DIVERSIFIED HISTORIC INVESTORS VI
filed 1996-11-12
CIK 828604

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1996
                               ---------------------------------------
                                  or

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -------------
Commission file number            33-19811
                       -----------------------------------------------
                      DIVERSIFIED HISTORIC INVESTORS VI
----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

       Pennsylvania                                    23-2492210
-------------------------------                    -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization                      Identification No.)

        Suite 500, 1521 Locust Street, Philadelphia, PA   19102
----------------------------------------------------------------------
  (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code  (215) 735-5001
                                                   -------------------
                                  N/A
----------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                        Yes             No   X
                                                 ----------     ------

                    PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

             Consolidated Balance Sheets - September 30, 1996 (unaudited) and December 31, 1995
             Consolidated Statements of Operations - Three Months and Nine Months Ended September 30, 1996 and 1995 (unaudited) Consolidated Statements of Cash Flows - Three Months and Nine Months Ended September 30, 1996 and 1995 (unaudited) Notes to Consolidated Financial Statements (unaudited)

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

               (1)  Liquidity

                     As of September 30, 1996, Registrant had cash of $45,427. Such funds are expected to be used to pay the liabilities of Registrant, and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                      As of September 30, 1996, Registrant had restricted cash of $376,611 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

               (2)  Capital Resources

                     Due to the relatively recent rehabilitations of the properties, any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. Registrant is not aware of any factors which would cause historical capital expenditure levels not to be indicative of capital requirements in the future and accordingly, does not believe that it will have to commit material resources to capital investment for the foreseeable future. If the need for capital expenditures does arise, the first mortgage holder for Canal House, Firehouse Square and Locke Mill has agreed to fund capital expenditures at terms similar to the first mortgage. The mortgagee did not fund any capital expenditures during the first nine months of 1996.

                    In April 1996 the Registrant refinanced $3,215,000 of the first mortgage on Canal House. The refinancing has an interest rate of 8.75%, is payable in monthly installments of $25,300 and is due in April 2003.

                     In August 1996, the Registrant refinanced the first mortgage on Roseland. The refinancing was in the amount of $370,000, is due in August 2006 and has a variable interest rate beginning with 8.25% for the first year and thereafter adjusting every 12 months to a rate which is 225 basis points over the 1-year Treasury Constant Maturities with a floor of 8% and a ceiling of 10%.

               (3)  Results of Operations

                     During the third quarter of 1996, Registrant incurred a net loss of $475,147 ($18.48 per limited partnership unit) compared to a net loss of $513,736 ($19.98 per limited partnership unit) for the same period in 1995. For the first nine months of 1996, the Registrant incurred a net loss of $1,620,058 ($62.99 per limited partnership unit) compared to a net loss of $1,411,768 ($54.89 per limited partnership unit) for the same period in 1995.

                     Rental income increased $11,057 from $636,618 in the third quarter of 1995 to $647,675 in the same period in 1996. The increase in the third quarter of 1996 from the same period in 1995 is due to increases in rental income at Locke Mill and Canal House partially offset by a decrease at Firehouse Square. Rental income increased at Locke Mill due to an increase in the average rental rates, increased at Canal House due to an increase in the average occupancy (90% to 93%) and decreased at Firehouse Square due to a decrease in the average occupancy (91% to 85%).

                    Rental income increased $56,937 from $1,890,094 in the first nine months of 1995 to $1,947,031 in the same period in 1996. The increase from the first nine months of 1996 from the same period in 1995 is due to increases in rental income at Locke Mill, Strehlow Terrace and Canal House, partially offset by a decrease at Firehouse Square. Rental income increased at Locke Mill due to an increase in the average rental rates and at Strehlow Terrace due to a one-time, lump sum payment for rental increases received from the Omaha Housing Authority retroactive to the years 1989-1994. The increase at Canal House is due to an increase in the average occupancy (86% to 93%) while rental income decreased at Firehouse Square due to a decrease in the average occupancy (93% to 87%).

                      Expenses for rental operations decreased by $45,223 from $367,211 in the third quarter of 1995 to $321,988 in the same period in 1996. The decrease in the third quarter from the same period in 1995 is mainly the result of a decrease in legal fees at Firehouse Square and Locke Mill partially offset by an increase in commissions expense and condominium fees at Locke Mill. Legal fees decreased at Firehouse Square due to legal fees incurred in the third quarter of 1995 in connection with the refinancing of part of the debt and decreased at Locke Mill due to legal fees incurred in the third quarter of 1995 in connection with the bankruptcy each as referred to in the Registrant's 1995 Annual Report on Form 10-K. Commissions expense increased at Locke Mill due to a change in management companies (which was made to help the Registrant increase its revenues from the property) in September 1995 and condominium fees increased at Locke Mill due to a special assessment charged by the condominium association for capital improvements of the building.

                     Expenses for rental operations increased $184,874 from $949,893 in the first nine months of 1995 to $1,134,767 in the same period in 1996. The increase for the first nine months of 1996 from the same period in 1995 is mainly the result of an increase in commissions expense and condominium fees at Locke Mill, an increase in commissions expense and legal fees at Canal House, partially offset by a decrease in legal fees at Firehouse Square and Locke Mill.
Commissions expense increased at Locke Mill due to a change in management companies in September 1995 and increased at Canal House due to the renewal of one of the commercial leases in the second quarter. Condominium fees increased at Locke Mill due to a special assessment charged by the condominium association for capital improvements of the building. Legal fees increased at Canal House due to fees incurred in the first quarter of 1996 in connection with the restructuring of its debt. Legal fees decreased to more normal levels for the first nine months of 1996 as compared to the same period in 1995 due to refinancing of part of the debt at Firehouse Square and in connection with the bankruptcy proceedings for Locke Mill in the first nine months of 1995.

                     Depreciation and amortization expense decreased $18,597 from $366,909 in the third quarter of 1995 to $348,312 in the same period in 1996 and decreased $52,120 from $1,089,948 in the first nine months of 1995 to $1,037,828 in the same period in 1996. The decrease is due to decreases at Canal House and Strehlow Terrace partially offset by an increase at Locke Mill. Depreciation decreased at Canal House and Strehlow Terrace due to fact that the personal property became fully depreciated in 1995. Depreciation and amortization increased at Locke Mill due to the increase in fixed assets resulting from the loan restructuring (as disclosed in the 1995 Form 10-K) and the amortization of loan fees paid in connection with the restructuring.

                      Interest expense increased by $45,398 from $343,210 in the third quarter of 1995 to $388,608 in the same period in 1996 and increased $153,741 from $1,048,433 in the first nine months of 1995 to $1,202,174 in the same period in 1996. The increase is due to increases in the principal balances of the notes at both Canal House and Locke Mill upon which interest is accrued (as disclosed in the 1995 Form 10-K).

                      Losses incurred during the quarter at the Registrant's properties amounted to $393,000, compared to a loss of approximately $426,000 for the same period in 1995. For the first nine months of 1996 the Registrant's properties recognized a loss of $1,370,000 compared to approximately $1,154,000 for the same period in 1995.

                     In the third quarter of 1996, Registrant incurred a loss of $165,000 at Locke Mill Plaza including $63,000 of depreciation and amortization expense, compared to a loss of $105,000 in the third quarter of 1995, including $57,000 of depreciation and amortization expense; for the first nine months of 1996, the Registrant incurred a loss of $397,000 including $188,000 of depreciation and amortization expense, compared to a loss $209,000 for the same period in 1995, including $167,000 of depreciation expense. The increased loss from the third quarter and the first nine months of 1995 to the same periods in 1996 is the result of an increase in interest, commissions, condominium fees and depreciation and amortization expense partially offset by an increase in rental income and a decrease in legal fees. Interest expense increased due to a higher debt balance and an increase in the interest rate with respect to the financing secured by the property while commissions increased due to a change in management companies in September 1995. Condominium fees increased due to a special assessment charged by the condominium association for capital improvements of the building. Depreciation and amortization increased due to the increase in fixed assets resulting from the loan restructuring (as disclosed in the Registrant's 1995 Annual Report on Form 10-K) and the amortization of loan fees paid in connection with the restructuring. Rental income increased due to an increase in the average rental rates and legal fees decreased due to legal fees incurred in the third quarter of 1995 in connection with the bankruptcy.

                     In the third quarter of 1996, Registrant incurred
a loss of $18,000 at Roseland including $19,000 of depreciation expense, compared to a loss of $12,000 including $19,000 of depreciation in the third quarter of 1995; for the first nine months of 1996, the Registrant incurred a loss of $61,000 including $55,000 of depreciation expense, compared to a loss of $51,000 for the same period in 1995, including $55,000 of depreciation expense. The increase in the loss from the third quarter and the first nine months of 1995 to the same period in 1996 results from normal inflationary increases in operating expenses at the property combined with a decrease in rental income due to decreases in the average rental rates.

                     In the third quarter of 1996, Registrant incurred a loss of $137,000 at Firehouse Square including $64,000 of depreciation and amortization expense, compared to a loss of $172,000 including $66,000 of depreciation and amortization expense in the third quarter of 1995. The decrease in the loss from the third quarter of 1995 to the same period in 1996 is mainly due to a decrease in legal fees partially offset by a decrease in rental income due to a decrease in occupancy (91% to 85%). Legal fees decreased due to legal fees incurred in the third quarter of 1995 in connection with the refinancing of part of the debt.

                     For the first nine months of 1996, the Registrant incurred a loss of $423,000 at Firehouse Square including $192,000 of depreciation and amortization expense, compared to a loss $422,000 for the same period in 1995, including $190,000 of depreciation and amortization expense. The increase in the loss from the first nine months of 1995 to the same period in 1996 is mainly due to a decrease in rental income due to a decrease in occupancy (93% to 87%) partially offset by a decrease in legal fees due to legal fees incurred in the third quarter of 1995 in connection with the refinancing of part of the debt.

                     In the third quarter of 1996, Registrant incurred a loss of $2,000 at Mater Dolorosa including $32,000 of depreciation and amortization expense, compared to a loss of $5,000 including $32,000 of depreciation and amortization expense in the first quarter of 1995. and for the first nine months of 1996, the Registrant incurred a loss of $5,000 including $97,000 of depreciation and amortization expense, compared to a loss $10,000 for the same period in 1995, including $97,000 of depreciation and amortization expense. The decrease in the loss from the quarter and first nine months of 1995 to the same periods in 1996 is due to operational efficiencies achieved at the property.

                     In the third quarter of 1996, Registrant incurred a loss of $51,000 at Strehlow Terrace including $57,000 of depreciation expense, compared to a loss of $54,000 including $64,000 of depreciation expense in the third quarter of 1995. The decrease in the loss from the third quarter of 1995 to the same period of 1996 is due to a decrease in depreciation expense as personal property became fully depreciated in 1995 combined with an increase in rental income due to an increase in the average rental rates.

                     For the first nine months of 1996, the Registrant incurred a loss of $123,000 at Strehlow Terrace including $170,000 of depreciation expense, compared to a loss $178,000 for the same period in 1995, including $191,000 of depreciation and amortization expense. The decrease in the loss from the first nine months of 1995 to the same period in 1996 is due to an increase in rental income and a decrease in depreciation expense. Rental income increased due to a one-time lump sum payment for rental increases received in the first quarter of 1996 from the Omaha Housing Authority retroactive to the years 1989-1994. Depreciation decreased due to the fact that all personal property became fully depreciated in 1995.

                     In the third quarter of 1996, Registrant incurred a loss of $20,000 at Canal House including $96,000 of depreciation expense, compared to a loss of $78,000 including $111,000 of depreciation expense in the third quarter of 1995. The decrease in the loss from the third quarter of 1995 to the same period in 1996 is due to an increase in rental income due to higher average occupancy (90% to 93%) and a decrease in depreciation expense partially offset by an increase in interest expense. Depreciation expense decreased due to fact that the personal property became fully depreciated in 1995. Interest expense increased due to a higher principal balance upon which interest is accrued.

                     For the first nine months of 1996, the Registrant incurred a loss of $361,000 at Canal House including $279,000 of depreciation and amortization expense, compared to a loss $284,000 for the same period in 1995, including $332,000 of depreciation expense. The increase in the loss from the first nine months of 1995 to the same period in 1996 is due to an increase in legal fees, interest and commissions expense partially offset by an increase in rental income due to higher average occupancy (86% to 93%) and a decrease in depreciation expense. Legal fees increased due to fees incurred in the first quarter in connection with the restructuring of the debt while interest expense increased due to a higher principal balance upon which interest is accrued. Commissions expense increased due to the renewal of one of the commercial leases at the property in the second quarter. Depreciation expense decreased due to fact that the personal property became fully depreciated in 1995.

                     In the third quarter of 1996, Registrant incurred a loss of $4,000 at Saunders Apartments compared to a loss of $6,000 in the third quarter of 1995. For the first nine months of 1996, the Registrant incurred a loss of $13,000 at Saunders Apartments compared to a loss $18,000 for the same period in 1995. The Registrant accounts for this investment on the equity method and the decrease in the loss is due to an increase in rental income due to an increase in the average rental rates.

                   DIVERSIFIED HISTORIC INVESTORS VI
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS

                                Assets

                                 September 30, 1996        December 31, 1995
                                     (Unaudited)
Rental properties, at cost:
Land                                 $  1,081,164             $  1,081,164
Buildings and improvements             33,490,744               33,462,131
  Furniture and fixtures                1,068,784                1,068,784

                                       35,640,692               35,612,079
Less - Accumulated depreciation       (10,602,016)              (9,605,719)
                                       ----------               ----------
                                       25,038,676               26,006,360

Cash and cash equivalents                  45,427                   72,395
Restricted cash                           376,611                  297,751
Investment in affiliate                    31,678                   44,572
Other  assets  (net  of  amortization of
$396,389  and  $354,858 at  September  30,
1996 and December 31, 1995, respectively)
                                          390,398                  346,643
                                       ----------               ----------
       Total                          $25,882,790              $26,767,721
                                       ==========               ==========

                   Liabilities and Partners' Equity

Liabilities:
Debt obligations                      $19,327,103              $19,141,915
Accounts payable:
       Trade                              865,768                  675,141
       Taxes                               49,414                   49,414
       Related parties                    273,921                  296,166
       Other                               39,641                   39,310
Interest payable                        1,034,984                  654,897
Tenant security deposits                  142,449                  141,310
                                       ----------               ----------
       Total liabilities               21,733,280               20,998,153
                                       ----------               ----------
Partners' equity                        4,149,510                5,769,568
                                       ----------               ----------
       Total                          $25,882,790              $26,767,721
                                       ==========               ==========

The accompanying notes are an integral part of these financial statements.

                 DIVERSIFIED HISTORIC INVESTORS VI
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 1996 and 1995
                              (Unaudited)

                                Three months                 Nine months
                            ended September 30,          ended September 30,
                             1996        1995             1996        1995

Revenues:
 Rental income            $  647,675   $  636,618     $1,947,031   $1,890,094
 Interest income                 191        1,107            839        2,541
                           ---------    ---------      ---------    ---------
   Total revenues            647,866      637,725      1,947,870    1,892,635
                           ---------    ---------      ---------    ---------
Costs and expenses:
 Rental operations           321,988      367,211      1,134,767      949,893
 General and administrative   60,000       67,750        180,265      198,529
 Interest                    388,608      343,210      1,202,174    1,048,433
 Depreciation and
   amortization              348,312      366,909      1,037,828    1,089,948
                           ---------    ---------      ---------    ---------
   Total costs and
           expenses        1,118,908    1,145,080      3,555,034    2,286,803
                           ---------    ---------      ---------    ---------
Loss before equity in
           affiliate        (471,042)    (507,355)    (1,607,164)  (1,394,168)
Equity in net loss of
           affiliate          (4,105)      (6,381)       (12,894)     (17,600)
                           ---------    ---------      ---------    ---------
Net loss                 ($  475,147) ($  513,736)   ($1,620,058) ($1,411,768)
                           =========    =========      =========    =========
Net loss per limited
  partnership unit
       Loss before equity
         in affiliate    ($    18.32) ($    19.73)   ($    62.49) ($    54.21)
       Equity in net loss of
         of affiliate           (.16)        (.25)          (.50)        (.68)
                           ---------    ---------      ---------    ---------
                         ($    18.48) ($    19.98)   ($    62.99) ($    54.89)
                           =========    =========      =========    =========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Nine Months Ended September 30, 1996 and 1995
                              (Unaudited)

                                                        Nine months ended
                                                          September 30,
                                                      1996            1995
Cash flows from operating activities:
 Net loss                                         ($1,620,058)    ($1,411,768)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
 Depreciation and amortization                      1,037,828       1,089,948
 Equity in loss of affiliate                           12,894          17,600
 Changes in assets and liabilities:
 (Increase) decrease in restricted cash               (78,860)         46,440
 Increase in other assets                             (85,286)       (191,663)
 Increase in accounts payable - trade                 190,627         149,899
 Decrease in accounts payable - related parties       (22,245)        (25,356)
 Increase (decrease) in accounts payable - other          331             (11)
 Increase (decrease) in interest payable              380,087         (43,057)
 Increase in tenant security deposits                   1,139           1,531
                                                      -------         -------
Net cash used in operating activities                (183,543)       (369,092)
                                                      -------         -------
Cash flows from investing activities:
 Capital expenditures                                 (28,613)        (73,060)
                                                      -------         -------
Net cash used in investing activities                 (28,613)        (73,060)
                                                      -------         -------
Cash flows from financing activities:
 Proceeds from debt financing                          267,612        549,143
 Principal payments                                    (82,424)       (94,053)
                                                      --------        -------
Net cash provided by financing activities              185,188        455,090
                                                      --------        -------
(Decrease) increase in cash and cash equivalents       (26,968)        12,938

Cash and cash equivalents at beginning of period        72,395         59,176
                                                      --------        -------
Cash and cash equivalents at end of period         $    45,427    $    72,114
                                                      ========        =======
Supplemental Disclosure of Cash Flow Information:
 Cash paid for interest                               $903,444       $708,886

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

               (a)  Exhibit   Document
                    Number

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

                (b)  Reports on Form 8-K:

                     No reports were filed on Form 8-K during the quarter ended September 30, 1996.

                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 8, 1996         DIVERSIFIED HISTORIC INVESTORS VI

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