Form 10-K/A
period 1994-12-31
DIVERSIFIED HISTORIC INVESTORS VI
filed 1996-11-18
CIK 828604

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                               FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended            December 31, 1994
                          --------------------------------------------
                                  or

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                        to
                               ----------------------    -------------
Commission file number                33-19811
                       -----------------------------------------------
                   DIVERSIFIED HISTORIC INVESTORS VI
----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

       Pennsylvania                                   23-2492210
-------------------------------                   -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization                      Identification No.)

          Suite 500, 1521 Locust Street, Philadelphia, PA   19102
---------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code  (215) 735-5001
                                                   ------------------
Securities registered pursuant to Section 12(b) of the Act:    NONE
                                                            ---------
Securities registered pursuant to section 12(g) of the Act:  25,461 Units

                 Units of Limited Partnership Interest
---------------------------------------------------------------------
                           (Title of Class)

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

                                PART I

Item 1.             Business

               a.   General Development of Business

                     Diversified Historic Investors VI ("Registrant") is a limited partnership formed in 1988 under the Pennsylvania Uniform Limited Partnership Act. As of December 31, 1994, Registrant had
outstanding   25,461  units  of  limited  partnership  interest   (the
"Units").

                     Registrant is presently in its operating stage. It originally owned eight properties or interests therein. Interest in one property has been lost through foreclosure and an interest in one other has been reduced substantially. See Item 2. Properties, for a description thereof.

                      The   following  is  a  summary  of  significant
transactions involving the Registrant's interests:

                     In order to forestall the lender's threatened foreclosure, on January 28, 1993 Firehouse Square General Partnership, a general partnership in which the Registrant owns a 90% interest, filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. In May 1993, the lender sold its note and mortgage to another entity. On June 1, 1993, an agreement was entered into with the new holder of the note and mortgage to restructure the note. The bankruptcy was subsequently dismissed. See Item 2. Properties for a description of the restructured note. On November 16, 1994, the first mortgage holder foreclosed on its mortgage and subsequently sold it to a newly formed partnership known as 901 King Street Associates which is owned 90% by the Registrant. See Item 2. Properties for a description of the foreclosure.

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

                     On January 21, 1994, a property owned by the Registrant, Locke Mill Plaza, was transferred to Locke Mill Partners ("LMP") a limited partnership in which the Registrant owns a 99% interest. The property was transferred so that it would be held by the Registrant in a manner similar to all of the other properties held by the Registrant. On February 14, 1994, LMP filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. For a description of the proceedings, see Item 2. Properties.
                     On June 1, 1993, an amended and restated joint venture agreement was reached for Saunders Apartments Joint Venture ("SAJV"), a partnership in which the Registrant originally owned a 98% general partnership interest. The agreement provided for, among other things, the resolution of certain litigation and the reduction of the Registrant's general partnership interest to a 30% interest.

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

                      Since the Registrant's inception, all the properties acquired either by the Registrant, or the subsidiary partnerships in which it has an interest, have been rehabilitated and certified as Historic Structures and have received the related Investment Tax Credit. In addition, four properties are low-income housing structures which qualify for, have received, and will continue to receive, the Low Income Tax Credits. Each of the seven properties currently owned are held for rental operations. At this time it is anticipated that all the properties will continue to be held for this purpose. At such time as real property values begin to increase, the Registrant will re-evaluate its investment strategy regarding the properties.

                      As   of  December  31,  1994,  Registrant  owned
interests in seven properties, located in Nebraska (three), North Carolina (one), Virginia (one), Pennsylvania (one), and Louisiana
(one). In total, the properties contain 178 apartment units, 149 condominium units used as rental units, and 50,815 square feet ("sf") of commercial/retail space. As of December 31, 1994, 310 of the apartment and condominium units were under lease at monthly rental rates ranging from $275 to $1,075. In addition, 41,606 sf of commercial/retail space was under lease at annual rates ranging from $2.75 to $19.29 per sf. Rental of the apartments and commercial space is not expected to be seasonal. For a further discussion of the properties, see Item 2. Properties.

                     Due to the overbuilding that occurred in the 1980's, the competition for both residential and commercial tenants in the local markets where the Registrant's properties are located is generally strong. As a result, the Registrant is forced to keep its rent levels competitively low in order to maintain moderate to high occupancy levels. In each market, there are several similar historically certified rehabilitated buildings. However, there is no organization which holds a dominant position in the residential housing or commercial leasing market in any of the geographic areas in which the Registrant's properties are located.
                      Registrant   has  no  employees.    Registrant's
activities are overseen by Brandywine Construction & Management, Inc., ("BCMI") a real estate management firm.

                d. Financial Information About Foreign and Domestic Operations and Export Sales

                    See Item 8. Financial Statements and Supplementary
Data.

Item 2.        Properties

                As of December 31, 1994, Registrant owned controlling interests in six partnerships which each own one property and a minority interest in an additional partnership which owns one property. A summary description of each property is given below.

                a.    Locke  Mill  Plaza - consists of 78  residential
condominium units in a 169 condominium unit project and 6,700 sf of commercial/retail space (of which 1,600 sf is used for in-house office and maintenance services) located at Buffalo Avenue and Union Street in North Concord, North Carolina. An affiliate of the Registrant owns an additional 10 units. In December 1988, Registrant acquired the units for $5,042,000, ($65.44 per sf) which was funded by Registrant's equity contribution and two $1,250,000 notes payable. The principal balances of the notes at December 31, 1994 are $1,231,623 and $1,221,659. Both notes bear interest at prime plus 1% (9.5% and 7% at December 31, 1994 and 1993, respectively, however the second note provides for a minimum interest rate of 10%, therefore, the rate at
December 31, 1993 was 10%), payable in monthly installments of principal and interest and are due in 1995 and 2019, respectively. In February 1992, one lender advanced $50,217 to pay real estate taxes. This amount was added to the then outstanding principal balance.
Subsequently, at the recommendation of the lender, the existing property management contract was terminated and a new manager was engaged. Since that time, occupancy and cash flow have improved. However, the cash flow has still not been sufficient to cover operating expenses (including real estate taxes) and debt service, including principal amortization. In order to ease the debt service payment burden on the property, the Registrant discussed with its two lenders the possibility of restructuring its loan obligations. These discussions were not successful. In January 1994, the property's ad valorem property tax payments were in default and the taxing authorities commenced proceedings to sell the property. Since the property was unable to satisfy past due obligations and meet the demands of its secured creditors, on February 14, 1994, Locke Mill Partners ("LMP", the partnership to which the property was transferred on January 21, 1994) filed a reorganization petition pursuant to
Chapter 11 of the U.S. Bankruptcy Code. LMP filed a Plan of Reorganization and Disclosure Statement (the "Plan") on July 7, 1994. The Plan was not approved, however the Registrant is in the process of negotiating a settlement agreement with the note holders. The property is managed by an independent property management firm. As of December 31, 1994, 72 units were under lease (92%) with monthly rents ranging from $370 to $680, and 3,100 sf of commercial space were leased (46%) at an annual rent of $2.07 per sf. All residential leases are renewable, one-year leases. The occupancy for the residential units for the previous four years was 96% for 1993, 94% for 1992, 91% for 1991 and 80% for 1990. The monthly rental range has been approximately the same since 1990. The occupancy for the commercial space was 46% for 1993, 41% for 1992, 24% for 1991 and 35% for 1990. The average annual rent has been $5.10 to $6.75 per sf for 1993, $5.85 per sf for 1992, $3.24 per sf for 1991 and $8.52 per sf
for 1990. There are three tenants who each occupy ten percent or more of the rentable square footage. They operate principally as a beauty salon, leasing office and a maintenance shop. They each have a month to month lease which requires sixty (60) days notice to vacate. For tax purposes, this property has a federal tax basis of $5,756,314 and is depreciated using the straight-line method with a useful life of
27.5 years. The annual real estate taxes are $39,997 which is based on an assessed value of $3,703,390 taxed at a rate of $.46 per $100 by the City of Concord and a rate of $.62 per $100 by the County of Cabarrus. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

                b.    Firehouse  Square - consists  of  32,544  sf  of
commercial space at 902-910 King Street in Alexandria, Virginia. In December 1988, Registrant was admitted with a 90% general partner interest, to Firehouse Square General Partnership ("FSGP"), a Virginia general partnership, for a cash capital contribution of $1,750,000. FSGP acquired and rehabilitated the property for $5,660,000 ($151.51 per sf), funded by the equity contribution and a mortgage note payable of $4,207,000. The original note terms, as amended on December 28, 1988, provided for interest payable monthly at a rate of prime plus 1/2% in addition to monthly principal installments of $2,600. The note matured in June 1993. Due to insufficient cash flow, FSGP ceased making debt service payments in November 1992. On December 1, 1992, FSGP was given notice of the existence of certain defaults under the loan documents. After the cure period expired, the lender accelerated the loan and declared it due and payable in full. In addition, the lender exercised its rights pursuant to the Assignment of Lessor's Interest in Leases and directed all tenants to commence making their rent payments directly to the lender. In order to forestall the lender's threatened foreclosure, on January 28, 1993, FSGP filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. In May 1993 the lender sold its note and mortgage to another entity. On June 1, 1993, an agreement was entered into with the new holder of the note and mortgage to restructure the loan and the bankruptcy was subsequently dismissed. Accrued interest in the amount of $218,728 was added to the principal balance of the note. The lender  also  advanced $40,711 for real estate taxes and  $33,627  for tenant improvements. Monthly payments of interest to the new noteholder were to be made in an amount equal to net operating income, with a minimum of $22,916 per month. The note accrues interest at prime plus 1/2% (9% and 6-1/2% at December 31, 1994 and 1993, respectively). On November 16, 1994, the new first mortgage holder foreclosed upon its mortgage. By "credit bidding" its mortgage, the mortgage holder became the successful bidder at sale. The first mortgage holder sold its successful bid to a partnership known as 901 King Street Associates ("KSA"). KSA is a general partnership owned 90% by DHI-VI. The selling price of the mortgage was the amount that the mortgage had been immediately prior to foreclosure. The obligation has terms materially the same as the original mortgage loan and is secured by a new mortgage on the Property. Therefore, after the sale, the Registrant's interest in the Property is unchanged. The principal balance at December 31, 1994 was $4,725,356. The entire principal balance is due October 1998. The property is managed by BCMI. As of December 31, 1994, Firehouse Square has 28,615 sf of space under lease (88%) at annual rates ranging from $6.50 to $19.29 per sf. The occupancy for the previous four years was 87% for 1993, 53% for 1992, 53% for 1991 and 81% for 1990. The average annual rent has been $6.50 to $30.18 per sf for 1993, $19.78 per sf for 1992, $23
per sf for 1991 and $18.12 per sf for 1990. There are three tenants who each occupy ten percent or more of the rentable square footage. They operate principally as a civic association, a law firm and an architectural firm.

                     The following is a table showing commercial lease expirations at Firehouse Square for the next five years.


                 Number of    Total sf of      Total annual
                  leases       expiring     rental covered by   % of gross
                 expiring       leases       expiring leases   annual rental

     1995            3          5,616            $80,160            18%
     1996            2            691              2,938             1%
     1997            1          1,344             25,536             5%
     1998            2          3,436             51,635            12%
     1999            5         17,528            274,079            64%

                     For tax purposes, this property has a federal tax basis of $3,515,785 and is depreciated using the straight-line method with a useful life of 39 years. The annual real estate taxes are $36,911 which is based on an assessed value of $3,449,600 taxed at a rate of $1.07 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

                c. Roseland - consists of 17 apartments and 3,100 sf of retail space at 4932 South 24th Street in South Omaha, Nebraska. In July 1988, Registrant was admitted with a 98% general partner interest and a 1% limited partner interest, to Roseland Redevelopment Partners ("RRP"), a Nebraska limited partnership, for a cash capital contribution of $700,000. RRP acquired and rehabilitated the property for $1,680,000 ($70.29 per sf), funded by the equity contribution and three notes payable. The first note payable of $500,000 is non-interest bearing, principal due upon sale of the property; the second note payable of $63,313 bears interest at 9.73%, interest adjusting every three years based on the three-year Treasury Bill rate plus 250 basis points, payable in semi-annual installments of principal and interest of $5,188, due in November 2001 (principal balance at December 31, 1994 of $49,604); the third note payable of $393,786 bears interest at 9.44%, payable in monthly installments of principal and interest of $3,346, due in August 1996 (principal balance at December 31, 1994 of $383,506). The property is managed by a property management firm which is an affiliate of the Registrant's co-general partner of RRP. On December 31, 1994, all 17 of the units were leased (100%) at monthly rents of $275 to $425, and 2,400 sf of commercial space (77%) was leased at an annual rent of $2.75 per sf. All residential leases are renewable, one-year leases. The occupancy for the residential units for the previous four years was 87% for 1993, 98% for 1992, 88% for 1991 and, 59% for 1990. The monthly rental range has been approximately the same since 1990. The commercial space was 100% occupied from the completion of the building in 1990 to 1993. The range for annual rents has been $2.75 to $5.14 per sf for 1993, $5.15 to $8.25 per sf for 1992, $5.15 to $8.25 per sf for 1991,
$2.50  to  $7.50 per sf for 1990, and $2.50 to $7.50 per sf for  1989.
There is one tenant who occupies ten percent or more of the rentable square footage. It principally functions as a counseling center.

                     The following is a table showing commercial lease expirations at Roseland for the next five years:


                   Number of  Total sf of   Total annual
                    leases     expiring    rental covered by    % of gross
                   expiring     leases     expiring leases     annual rental

     1995             --          --              --                --
     1996             --          --              --                --
     1997             --          --              --                --
     1998             --          --              --                --
     1999             --          --              --                --
  Thereafter          1          2,400          $6,600             100%

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

                d. Mater Dolorosa Apartments - consists of 68 apartments located at 1265 South Carrollton Avenue in New Orleans, Louisiana. In July 1988, Registrant was admitted with a 90% general partnership interest to Mater Dolorosa General Partnership ("MDGP") a Pennsylvania general partnership, for a cash contribution of $1,519,000. MDGP acquired and rehabilitated the property for $3,149,000 ($59.39 per sf), funded by the equity contribution and a note payable of $1,718,000 which bore interest at 10-3/4%, accruing to the loan note amount, principal and interest due upon conversion to a permanent loan. In March 1990, the note was converted to permanent financing in the amount of $1,790,000, with interest at 8.5%, payable monthly in principal and interest payments of $17,627, due in April 2005 (principal balance at December 31, 1994 of $1,451,382). The property is managed by a property management firm which is an affiliate of the Registrant's co-general partner of MDGP. At December 31, 1994, all 68 of the units were rented (100%) at monthly rents of $478 to $563. All leases are renewable, one-year leases. The occupancy for the previous four years was 99% for 1993, 99% for 1992, 94% for 1991 and 99% for 1990. The monthly rental range has been approximately the same since 1990. For tax purposes, this property has a federal tax basis of $3,178,476 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $5,248 which is based on an assessed value of $32,530 taxed at a rate of $16.1328 per $100. There is no one tenant who occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

                e. Strehlow Terrace Apartments - consists of 70 apartment units located at 2024 North 16th Street, Omaha, Nebraska. In January 1989, Registrant was admitted with a 98% general partner interest to Strehlow Terrace Apartments Limited Partnership ("STALP"), a Nebraska limited partnership for a cash capital contribution of $2,250,000. STALP acquired and rehabilitated the property for $5,817,000 ($52.02 per sf) funded by the equity contribution and three mortgage loans. The first loan, financed through the Governmental National Mortgage Association ("GNMA") is for $1,789,000 (principal balance at December 31, 1994 of $1,775,053), bears interest at 10-1/4%, is payable in monthly installments of principal and interest of $15,540, and is due in 2030. In August 1993, six units were damaged by a fire at Strehlow Terrace. Due to the financial difficulties caused by the fire, STALP fell behind on its monthly debt service by several months. Although the property was able to reduce the arrearage by 50% and commenced regular, monthly payments by May 1994, the loan was declared in default and was assigned by GNMA to the Federal Housing Administration/Housing and Urban Development ("FHA/HUD"), on June 24, 1994. Although this assignment subjects the management and operation of this property to more intense scrutiny, it does provide greater flexibility for structuring a workout. A workout proposal, which provides for a reduced interest rate and repayment of the loan arrearage over thirty-six months, was submitted to FHA/HUD in August 1994. It is anticipated that an acceptable workout agreement will be reached and the loan will be returned to a current status. The other two loans were made by the City of Omaha. One, in the amount  of  $1,700,000, bears interest at 1%, and the  other,  in  the amount of $75,000, is non-interest bearing. The principal and interest (if any) on both City of Omaha loans is due upon the sale of the property or in the year 2030, whichever is earlier. The property is managed by a property management firm which is an affiliate of the Registrant's co-general partner of STALP. On December 31, 1994, 66 of the apartments were leased (94%) at monthly rents ranging from $371 to $529. All leases are renewable, one-year leases. The occupancy for the previous four years was 95% for 1993, 96% for 1992, 93% for 1991 and 100% for 1990. The monthly rental range has been approximately the same since 1990. For tax purposes, this property has a federal tax basis of $5,866,213 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $16,284 which is based on an assessed value of $575,500 taxed at a rate of $2.81991 per $100. No one tenant occupies ten percent of more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

                 f.     Canal  House  -  consists  of  71  residential
condominium units and 8,471 sf of commercial condominium space located at 4250-4312 Main Street, Manayunk, Pennsylvania. In February 1989, Registrant was admitted to Canal House Historic Associates ("CHHA"), a Pennsylvania limited partnership with a 99% general partner interest for a cash contribution of $6,000,000. During 1990, Registrant made an additional cash contribution of $200,000. (The 1% limited partnership interest is also controlled by Registrant; it is held by a Pennsylvania corporation whose stock is owned by Registrant). CHHA acquired and rehabilitated the property for $9,700,000 ($94.41 per sf) which was funded by the equity contribution and a construction loan of $4,000,000 which bore interest at prime plus 1% (7% at December 31,
1993). In order to extend the maturity date of the construction loan until September 1993, the Registrant agreed to make monthly principal payments of $7,500 in addition to the interest. CHHA ceased making these principal payments in April 1993 due to cash shortfalls resulting from expenditures for certain deferred maintenance items. In September 1993, the loan was converted to a permanent loan (principal balance at December 31, 1994 of $3,915,782) with a maturity date of September 1998. Beginning in October 1993, principal payments of $2,500 and interest at prime plus 1% were made for one year. In October 1994, the interest became fixed at 7.75% and monthly principal (based on a 30-year amortization) and interest payments commenced. The property is managed by BCMI. At December 31, 1994, 69 of the residential units were under lease (97%) at monthly rents of $525 to $1,075, and 7,491 sf of the commercial space was under lease (88%) at annual rents ranging from $17.00 to $19.00 per sf. All residential leases are renewable, one-year leases. The occupancy for the residential units for the previous four years was 99% for 1993, 92% for 1992, 86% for 1991 and 90% for 1990. The monthly rental range has been approximately the same since 1990. The occupancy for the commercial units was 88% for 1993, 88% in 1992, 100% in 1991 and 52% in 1990. The range for annual rents has been $11.59 to $18.51 per sf in 1993, $11.52 to $15.96 per sf for 1992, $13.40 to $15.30 per sf for
1991 and $14.00 to $16.00 per s.f. for 1990. There are three tenants who each occupy ten percent or more of the rentable square footage. They function principally as a bank, a restaurant and a retail store.

                     The following is a table showing commercial lease expirations at Canal House for the next five years.


                    Number of   Total sf of     Total annual
                     leases      expiring     rental covered by   % of gross
                    expiring      leases      expiring leases   annual rental

      1995              1          2,426          $41,242            31%
      1996              1          4,030           72,540            55%
      1997              1          1,035           18,420            14%
      1998              --         --                --              --
      1999              --         --                --              --
   Thereafter           --         --                --              --

                     For tax purposes, this property has a federal tax basis of $9,194,243 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $52,890 which is based on an assessed value of $640,000 taxed at a rate of $8.264 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

              g. Saunders Apartments - consists of 23 apartments at 415 North 41st Avenue in Omaha, Nebraska. Registrant acquired a 99% joint venture interest in Saunders Apartments Joint Venture ("SAJV"), a Nebraska Joint Venture, for a cash capital contribution of $875,000. SAJV acquired and rehabilitated the property for $1,815,000 ($79.96 per sf), funded by the equity contribution and a mortgage payable of $675,000. The note was retired with $285,000 advanced from Registrant's co-general partner, and a mortgage note payable of $395,000 (principal balance at December 31, 1994 of $384,730). The mortgage note bears interest at 10.87%, is payable in monthly installments of $3,723 and matures in May 1997. On June 1, 1993 an amended and restated joint venture agreement was reached whereby the Registrant's interest was reduced to a 30% interest. The property is managed by an independent property management firm. As of December 31, 1994, 18 units were under lease (78%) with rents ranging from $340 to $400. All leases are renewable, one-year leases. The occupancy for the previous four years was 83% for 1993, 100% for 1992, 96% for 1991 and 74% for 1990. The monthly rental range has been approximately the same since 1990. For tax purposes, this property has a federal tax basis of $1,990,022 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $9,401 which is based on an assessed value of $347,900 taxed at a rate of $27.0212 per $1,000. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

Item 3.      Legal Proceedings

             a. On February 14, 1994, Locke Mill Partners, a limited partnership in which the Registrant owns a 99% interest, filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. For a description of the proceedings, see Item 2. Properties.

                 b. On September 9, 1993, St. James Limited Partnership, a limited partnership in which the Registrant owns a 98% interest, filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. After filing the petition, it became apparent that there could not be a confirmable plan of reorganization without either the Registrant making an additional equity contribution to SJLP or an extremely favorable settlement of the complaint against the Registrant's co-general partner in SJLP and United National Bank. Since the Registrant has no additional sources of equity and the outcome of the co-general partner/bank suit is uncertain, the automatic stay was lifted and the first mortgage holder foreclosed on the property on October 21, 1994.

Item 4.        Submission of Matters to a Vote of Security Holders

              No matter was submitted during the fiscal years covered by this report to a vote of security holders.

                                PART II

Item  5.         Market  for  Registrant's Common Equity  and  Related
Stockholder Matters

              a.    There is no established public trading market  for
the Units. Registrant does not anticipate any such market will develop. Trading in the units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 176 units were sold or exchanged of record in 1994.

              b. As of December 31, 1994, there were 2,789 record holders of Units.

              c. Registrant has not declared any cash dividends in 1994 or 1993.

Item 6.        Selected Financial Data

              The following selected financial data are for the five years ended December 31, 1994.

                        1994        1993       1992        1991        1990
                                                        (unaudited) (unaudited)

Rental income       $ 2,976,153 $ 3,053,542 $2,872,735* $ 2,702,171 $ 2,164,554
Interest income           5,864       6,430     16,432*      41,314     136,026
Other income                 -0-         -0-   311,536*          -0-*        -0-
Net loss                816,728   2,555,477  2,559,710*   2,816,063   3,096,710
Net loss per Unit         31.75       99.36      99.53*      109.50      120.4
Total assets
(net of depreciation
and amortization)    26,779,880  34,240,234  37,520,594  40,158,407  42,461,608
Debt obligations     17,026,650  22,292,519  22,548,622  22,711,295  22,779,740
   * Unaudited

Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

               (1)  Liquidity

                      At  December  31,  1994,  Registrant  had  total
unrestricted cash of $59,176. Such funds are expected to be used to pay liabilities and general and administrative expenses of the Registrant, and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                    As of December 31, 1994, Registrant had restricted cash of $291,540 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.
               (2)  Capital Resources

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

                    Results of Operations

                     During 1994, Registrant incurred a net loss of $817,000 ($31.75 per limited partnership unit) compared to a net loss of $2,555,000 ($99.36 per limited partnership unit), in 1993 and a net loss of $2,560,000 ($99.53 per limited partnership unit), in 1992. Included in the 1994 loss is $1,483,064 of extraordinary income relating to the foreclosure of the St. James and the extinquishment of debt at Firehouse Square.

                    Rental income increased from $2,872,735 in 1992 to $3,053,542 in 1993 and decreased to $2,976,153 in 1994. The decrease from 1993 to 1994 is mainly the result of the loss of one of the properties due to foreclosure and the change in accounting method as a result of the change in ownership used for one of the properties (Saunders Apartments) partially offset by an increase in rental income at several of the Registrant's properties (Locke Mill, Firehouse Square and Canal House) due to higher average occupancy. The increase from 1992 to 1993 results mainly from higher occupancy levels at four of the Registrant's properties (Locke Mill, Firehouse Square, St. James and Canal House) offset by a decrease in rental income recognized by the Registrant at Saunders Apartments, due to the reduction of the Registrant's ownership interest in SAJV.

                     As a result of a decrease in both the amount of cash and the level of interest rates during 1994 and 1993, interest income declined from $6,430 in 1993 and to $5,864 in 1993.

                      Rental operations expense increased from $1,538,413 in 1992 to $1,642,902 in 1993 and decreased to $1,495,727 in 1994. The decrease from 1993 to 1994 is the result of the combination of the loss of one property (St. James) due to foreclosure and the change in accounting method as a result of a change in ownership at one of the properties (Saunders Apartments) partially offset by an increase in legal fees incurred in connection with the Locke Mill bankruptcy. The increase from 1992 to 1993 is primarily due to the legal fees incurred in connection with the St. James and Firehouse Square bankruptcies and secondarily due to an increase in certain variable expenses (i.e. utilities, repairs and maintenance and cleaning) as a result of higher occupancy at several of the properties.

                    General and administrative expenses increased from $279,839 in 1992 to $365,462 in 1993 and decreased to $342,785 in
1994. The decrease from 1993 to 1994 and the increase from 1992 to 1993 resulted from legal fees incurred in connection with the litigation and ensuing settlement agreement involving the Saunders Apartments Joint Venture.

                    Interest expense increased from $1,687,000 in 1992
to  $1,730,507  in  1993  and decreased to $1,719,645  in  1994.   The
decrease from 1993 to 1994 is primarily the result of the combination of the loss of one property (St. James) due to foreclosure and the change in accounting method as a result of a change in ownership at one of the properties (Saunders Apartment). The increase from 1992 to 1993 is due to the restructuring of several notes payable which resulted in higher principal balances upon which interest is charged.

                     Depreciation and amortization expense increased from $1,943,618 in 1992 and decreased to $1,856,327 in 1993 to
$1,703,576 in 1994. The decrease from 1993 to 1994 is primarily the result of the combination of the loss of one property (St. James) due to foreclosure and the change in accounting method as a result of a change in ownership at one of the properties (Saunders Apartments). The decrease is secondarily the result of the fact that the personal property at several of the properties (Locke Mill, Roseland, and Mater Dolorosa) because fully depreciated early in 1994. The decrease from 1992 to 1993 results primarily from the decrease in depreciation expense recognized by the Registrant for Saunders Apartments due to the reduction of the Registrant's ownership interest in SAJV.

                     In 1994, income of $31,000 was recognized at Registrant's Properties compared to losses of $2,093,000 in 1993 and $2,178,000 in 1992. A discussion of property operations/activities follows:

                     In 1994, Registrant sustained a loss of $327,000 at Locke Mill Plaza including $227,000 of depreciation and amortization expense, compared to a loss of $256,000 including $278,000 of depreciation and amortization expense in 1993 and a loss of $340,000 including $273,000 of depreciation and amortization expense in 1992. The increase in the loss from 1993 to 1994 is the result of an increase in legal and administrative fees incurred in connection with the bankruptcy partially offset by an increase in rental income.

                     In 1994, Registrant recognized income of $129,000 at The St. James, including $223,000 of depreciation and amortization charges, compared to a loss of $420,000 including $258,000 of depreciation and amortization expense in 1993, and a loss of $375,000 including $265,000 of depreciation and amortization expense in 1992. Included in operations for 1994 is an extraordinary gain of $409,000 relating to the foreclosure of the property. Excluding such income, the loss in 1994 would have been $280,000. The decrease from 1993 to 1994 is the result of a decrease in rental income of $131,000 and a decrease in operating expenses of $271,000. These decreases result from the foreclosure of the property during the year. In July 1991, SJLP filed a reorganization petition pursuant to Chapter 11 of the
U.S. Bankruptcy Code. In March 1992, a settlement agreement was reached with the first mortgage holder. The settlement agreement provided for modification of one loan and the use of certain escrowed funds to pay delinquencies on another loan. In addition, Registrant has filed a complaint against its co-general partner and United National Bank which claims misappropriation of monies from the deficit cash reserve account. Throughout the rest of 1992 and 1993 the operating losses continued as occupancy did not increase significantly in the commercial space. In addition, certain commercial leases were scheduled to expire in 1994 and were not expected to be renewed. As a result, it became increasingly difficult to pay the operating expenses of the property and the monthly debt service and SJLP anticipated that its operating income was going to decrease, rather then increase, in the near future. Thus, on September 9, 1993, SJLP filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. After filing the petition, it became apparent that there could not be a confirmable plan of reorganization without either the Registrant making an additional equity contribution to SJLP or an extremely favorable settlement of the complaint against the Registrant's co-general partner in SJLP and United National Bank. Since the Registrant has no additional sources of equity and the outcome of the co-general partner/bank suit is uncertain, the automatic stay was lifted and the first mortgage holder foreclosed on the property on October 21, 1994.

                     In 1994, Registrant incurred losses of $74,000 at Roseland including $73,000 of depreciation expense compared to a loss of $82,000 including $79,000 of depreciation expense in 1993 and a loss of $90,000 including $71,000 of depreciation expense in 1992. Since Roseland is a low income housing property, rents are fixed in relation to specified income levels. As a result, the property experiences high occupancy but rental income remains low. The decrease in loss from 1992 to 1993 and 1993 to 1994 results from a decrease in operating expenses while rental income remained stable. Registrant expects the property to generate break-even cash flow in 1995.

                     In 1994, Registrant recognized income of $944,000 at Firehouse Square including $257,000 of depreciation and amortization expense compared to a loss of $588,000 including $273,000 of depreciation and amortization expense in 1993 and a loss of $563,000 including $275,000 of depreciation and amortization expense in 1992. Included in operations for 1994 is an extraordinary gain of $1,470,000 relating to the extinquishment of debt in connection with the foreclosure (See Item 2. Properties for a discussion of the foreclosure). Excluding such income, the loss in 1994 would have been $526,000. The decrease in the loss from 1993 to 1994 is the result of an increase in rental income partially offset by an increase in interest expense. The increase in loss from 1992 to 1993 is due to the restructuring of the mortgage note which resulted in a higher principal balance upon which interest is charged (see Item 2.
Properties for a discussion of the loan default, bankruptcy, sale of the note, and note restructuring). The Registrant expects to achieve in 1995 results comparable to those experienced in 1994.

                     In 1994, Registrant incurred a loss of $50,000 at Mater Dolorosa including depreciation expense of $130,000 compared to a loss of $129,000 including depreciation expense of $166,000 in 1993 and a loss of $93,000 including depreciation expense of $163,000 in 1992. The decrease in the loss from 1993 to 1994 is mainly the result of a decrease in depreciation due to the fact that all personal property became fully depreciated early in 1995. Included in the 1993 loss is a one-time expense adjustment of $39,000 which resulted from the audit of 1993 by independent Certified Public Accountants relating to a prior year. While the charges increased the loss by $39,000, they had no effect on cash flow. Revenues have been sufficient to meet operating expenses and debt service and the Registrant expects these favorable results to continue in 1995.

                    In 1994, Registrant incurred a loss of $314,000 at
Strehlow Terrace Apartments, including $255,000 of depreciation expense compared to a loss of $208,000 including $215,000 of depreciation expense in 1993 and a loss of $285,000 including $256,000 of depreciation expense in 1992. The increase in the loss from 1993 to 1994 is the result of the combination of a decrease in rental income and an increase in certain operating expenses (ie utilities, repairs and maintenance) partially offset by a decrease in tax expense and bad debt expense.

                    In 1994, Registrant incurred losses of $339,000 at
Canal House, including $443,000 of depreciation expense compared to a loss of $277,000 including depreciation and amortization expense of $450,000 in 1993 and a loss of $334,000 including depreciation and amortization expense of $439,000 in 1992. The increase in the loss from 1993 to 1994 is the result of an increase in certain operating expenses such as repairs and maintenance, commissions, and insurance partially offset by an increase in rental income as a result of higher average rental rates. Repairs and maintenance expense increased due expenditures for certain deferred maintenance items. The decrease in the loss from 1992 to 1993 results from an increase in rental revenue due to a higher average occupancy (99% vs 92%). The property generated positive cash flow in 1994; however, it is expected that the property will experience only break-even cash flow during 1995 due to the restructured debt (see Item 2. Properties), and increased real estate taxes.

                    Summary of Minority Interest Investments

                     In 1994, Registrant incurred losses of $20,000 at Saunders Apartments compared to a loss of $133,000 including $39,000 of depreciation and amortization expense in 1993 and a loss of $98,000 including $93,000 of depreciation and amortization expense in 1992. For the first five months of 1993 and prior years, Saunders Apartments was treated as a consolidated subsidiary. This resulted in a loss of $113,000 for the first five months ended May 31, 1993. Pursuant to the June 1, 1993 settlement agreement the Registrant's ownership interest was reduced to 30%. From that time forward, the investment is accounted for by the equity method. The Registrant recognized a loss on the investment of $20,000 from June through December 1993. The Registrant expects to achieve in 1995 results comparable to those experienced in 1994.

Item 8.        Financial Statements and Supplementary Data

               Registrant is not required to furnish the supplementary financial information referred to in Item 302 of Regulations S-K.

                     Independent Auditor's Report

To the Partners of
Diversified Historic Investors VI

We have audited the accompanying consolidated balance sheets of Diversified Historic Investors VI (a Pennsylvania Limited Partnership) and its subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of operations, changes in partners' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Strehlow Terrace Apartments Limited Partnership, which reflect total assets of $4,569,715 and $4,861,821 as of December 31, 1994 and 1993 and total revenues of $298,163 and $360,955, respectively for the years then ended. In addition, we did not audit the financial statements of Mater Dolorosa General Partnership which reflect assets of $2,368,217 and $2,495,686 as of December 31, 1994 and 1993 and total revenues of $391,681 and $386,219, respectively for the years then ended. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included Strehlow Terrace Apartments Limited Partnership and Mater Dolorosa General Partnership, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversified Historic Investors VI and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Real Estate and Accumulated Depreciation on page 33 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Gross, Kreger & Passio
Philadelphia, Pennsylvania
May 11, 1995

                     Independent Auditor's Report

To the Partners of
Strehlow Terrace Apartments Limited Partnership

We have audited the financial statements of Strehlow Terrace Apartments Limited Partnership, FHA (Project No. 103-94006), listed in the accompanying table of contents, that you are filing as your Annual Financial Report to the U.S. Department of Housing and Urban Development (HUD) for the years ended December 31, 1994 and 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Strehlow Terrace Apartments Limited Partnership (Project No 103-94006) at December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the table of contents are presented for the purposes of additional analysis and are not a required part of the financial statements. These schedules are the responsibility of the Partnerships' management. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Blackman & Associates, P.C.
Omaha, Nebraska
July 13, 1995

                     Independent Auditor's Report

To the Partners of
Mater Dolorosa General Partnership

We have audited the accompanying balance sheets of Mater Dolorosa General Partnership, for December 31, 1994 and 1993 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mater Dolorosa General Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Pailet, Meunier and LeBlanc, L.L.P.
Metairie, Louisiana
February 6, 1995

                   DIVERSIFIED HISTORIC INVESTORS VI
                        (a limited partnership)

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                   AND FINANCIAL STATEMENT SCHEDULES


Consolidated financial statements:                                     Page

       Consolidated Balance Sheets at December 31, 1994 and 1993        20

       Consolidated Statements of Operations for the Years Ended
         December 31, 1994, 1993 and 1992 (unaudited)                   21

       Consolidated Statements of Changes in Partners' Equity for
         the Years Ended December 31, 1994, 1993, and 1992 (unaudited)  22

       Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1994, 1993, and 1992 (unaudited)                  23

       Notes to consolidated financial statements                      24-32

Financial statement schedules:

       Schedule XI - Real Estate and Accumulated Depreciation           34

       Notes to Schedule XI                                             35

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                   DIVERSIFIED HISTORIC INVESTORS VI
                        (a limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      December 31, 1994 and 1993

                                Assets

                                                1994                   1993
Rental properties at cost:
       Land                                $  1,081,164          $   1,289,681
       Buildings and improvements            32,357,276            38,918,583
       Furniture and fixtures                 1,068,784             1,252,522
                                             ----------            ----------
                                             34,507,224            41,460,786
       Less - accumulated depreciation       (8,277,323)           (8,185,818)
                                             ----------            ----------
                                             26,229,901            33,274,968

Cash and cash equivalents                        59,176                177,647
Restricted cash                                 291,540               438,696
Investment in affiliate                          65,601                85,677
Other assets (net of accumulated
   amortization of $318,378 and $432,299)       133,662               263,246
                                             ----------            ----------
             Total                          $26,779,880           $34,240,234
                                             ==========            ==========

                                 Liabilities and Partners' Equity
Liabilities:
       Debt obligations                     $17,026,650           $22,292,519
       Accounts payable:
             Trade                              459,552               293,745
             Taxes                               67,722               195,782
             Related parties                    268,811             1,309,571
             Related party developers                -0-              125,626
             Other                               42,643                 9,917
       Interest payable                         510,149               744,764
       Tenant security deposits                 136,924               184,153
                                             ----------            ----------
             Total liabilities               18,512,451            25,156,077

Partners' equity                              8,267,429             9,084,157
                                             ----------            ----------
             Total                          $26,779,880           $34,240,234
                                             ==========            ==========
The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS

         For the Years Ended December 31, 1994, 1993 and 1992

                                          1994          1993          1992
                                                                   (Unaudited)
Revenues:
       Rental income                   $2,976,153    $3,053,542    $2,872,735
       Interest income                      5,864         6,430        16,432
                                        ---------     ---------     ---------
             Total revenues             2,982,017     3,059,972     2,889,167
                                        ---------     ---------     ---------
Costs and expenses:
       Rental operations                1,495,727     1,642,902     1,538,413
       General and administrative         342,785       365,462       279,839
       Interest                         1,719,645     1,730,507     1,687,007
       Depreciation and amortization    1,703,576     1,856,327     1,943,618
                                        ---------     ---------     ---------
             Total costs and expenses   5,261,733     5,595,198     5,448,877
                                        ---------     ---------     ---------
Loss before minority interests and
   equity in affiliate                 (2,279,716)   (2,535,226)   (2,559,710)
Equity in net loss of affiliate           (20,076)      (20,251)           -0-
                                        ---------     ---------     ---------
Loss before extraordinary item         (2,299,792)   (2,555,477)   (2,559,710)
Extraordinary income                    1,483,064            -0-           -0-
                                        ---------     ---------     ---------
Net loss                              ($  816,728)  ($2,555,477)  ($2,559,710)
                                        =========     =========     =========
Net loss per limited partnership unit:
    Loss before minority interests and
      equity in affiliate             ($    88.64)  ($    98.57)  ($    99.53)
    Equity in net loss of affiliate          (.78)         (.79)           -0-
                                        ---------     ---------     ---------
    Loss before extraordinary item         (89.42)       (99.36)       (99.53)
    Extraordinary item                      57.67            -0-           -0-
                                        ---------     ---------     ---------
                                      ($    31.75)  ($    99.36)  ($    99.53)
                                        =========     =========     =========
The accompanying notes are an integral part of these financial statements.

                 DIVERSIFIED HISTORIC INVESTORS VI
                        (a limited partnership)

         CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY

         For the Years Ended December 31, 1994, 1993 and 1992


                                              Dover
                                             Historic
                                             Advisors     Limited
                                              VI (1)     Partners (2)  Total

Percentage participation in profit or loss     1%           99%        100%


Balance at December 31, 1991 (unaudited)  ($ 68,666)  $14,268,010  $14,199,344

Net loss (unaudited)                        (25,597)   (2,534,113)  (2,559,710)
                                            -------    ----------   ----------
Balance at December 31, 1992                (94,263)   11,733,897   11,639,634

Net loss                                    (25,555)   (2,529,922)  (2,555,477)
                                            -------    ----------   ----------
Balance at December 31, 1993               (119,818)    9,203,975    9,084,157

Net loss                                     (8,167)     (808,561)    (816,728)
                                            -------    ----------   ----------
Balance at December 31, 1994              ($127,985)  $ 8,395,414  $ 8,267,429
                                            =======    ==========   ==========


  (1)    General Partner.

  (2) 25,461 limited partnership units outstanding at December 31, 1994, 1993, and 1992.

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

         For the Years Ended December 31, 1994, 1993 and 1992

                                               1994       1993         1992
                                                                    (Unaudited)
Cash flows from operating activities:
  Net loss                                ($  816,728) ($2,555,477) ($2,559,710)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
  Depreciation and amortization             1,703,576    1,856,327    1,943,618
  Extraordinary income                     (1,483,064)          -0-          -0-
  Equity in loss of affiliate                  20,076       20,251           -0-
  Changes in assets and liabilities:
    Decrease (increase) in restricted cash    147,156      (34,135)     176,351
    (Increase) decrease in other assets        (3,477)      91,167       48,923
    Increase (decrease) in accounts payable - 224,274      202,648     (153,805)
      trade
    Increase in accounts payable - taxes       11,138       72,256      188,109
    Increase (decrease) in accounts payable -  52,726      (18,024)       9,628
      other
    Increase (decrease) in interest payable   150,678      325,564     (133,699)
    Increase in tenant security deposits        6,123       16,889        9,354
       Net cash provided by (used in)        --------     --------     --------
         operating activities                  12,478      (22,534)    (471,231)
                                             --------     --------     --------
Cash flows from investing activities:
  Purchase of rental property and
    improvements                              (17,167)    (165,374)    (148,137)
  Disposals of rental property and
    improvements                                   -0-          -0-      99,784
  Increase in other assets                         -0-     (11,874)     (35,896)
  Investment in affiliate                          -0-     115,345           -0-
       Net cash used in                      --------     --------     --------
         investing activities                 (17,167)     (61,903)     (84,249)
                                             --------     --------     --------
Cash flows from financing activities
  Proceeds from debt financing                 31,222       293,066      34,361
  Principal payments                         (139,022)     (159,328)   (197,034)
  (Decrease) increase in accounts payable -
    related party                              (5,982)       26,206     164,983
       Net cash (used in) provided by        --------      --------    --------
         financing activities                (113,782)      159,944       2,310
                                             --------      --------    --------
(Decrease) increase in cash and cash
   equivalents                               (118,471)       75,507    (553,170)

Cash and cash equivalents at beginning
   of year                                    177,647       102,140     655,310
                                             --------      --------    --------
Cash and cash equivalents at end of year    $  59,176     $ 177,647   $ 102,140
                                             ========      ========    ========
The accompanying notes are an integral part of these financial statements.

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

The General Partner, whose partners are DHP, Inc., ( a Pennsylvania corporation, formerly Dover Historic Properties, Inc.), and Gerald Katzoff, has the exclusive responsibility for all aspects of the Partnership's operations.

NOTE B - SUMMARY OF ACCOUNTING POLICIES

A  summary of the significant accounting policies consistently applied
in   the   preparation  of  the  accompanying  consolidated  financial statements follows:

1.     Principles of Consolidation

The accompanying financial statements include the accounts of the Partnership and six subsidiary partnerships ("Ventures") in which the Partnership has controlling interest, with appropriate elimination of inter-partnership transactions and balances. In addition, the Partnership owns a minority interest of 30% in one partnership, which it accounts for on the equity method. The financial statements for the year ended December 31, 1992 are unaudited, with the exception of the balance sheet which is audited. These financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of the Partnership's General partner, are necessary for a fair statement of the results for those years.

2.     Depreciation

Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Buildings and improvements are depreciated over 25 years and furniture and fixtures over five years.
3.     Net Loss Per Partnership Unit

The net loss per limited partnership unit is based on the weighted average number of limited partnership units outstanding (25,461 in 1994, 1993 and 1992).

4.     Income Taxes

Income taxes or credits resulting from earnings or losses are payable by or accrue to the benefits of the partners; accordingly, no provision has been made for income taxes in these financial statements.

NOTE C - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The Partnership paid cash for interest in the amounts of $1,164,477, $1,404,943, and $1,820,706 in 1994, 1993 and 1992, respectively.

During 1993, the Partnership reached a settlement agreement with one of its joint venture partners (see Note H - COMMITMENTS AND CONTINGENCIES). Pursuant to this agreement, the Partnership changed its method of accounting for one affiliate from consolidation to the equity method. The effect of this transaction, which is excluded from the statement of cash flows, follows:

       Decrease in assets                                $1,705,433
       Decrease in liabilities                          (1,484,160)
         Increase in investment in affiliate            $   221,273

NOTE D - PARTNERSHIP AGREEMENT

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

NOTE E - ACQUISITIONS

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

NOTE F - DEBT OBLIGATIONS

Debt obligations were as follows:
                                                                           December 31,
                                                                    1994                1993
Note  payable, non-interest bearing; principal due upon  sale $   500,000         $   500,000
of property; collateralized by related rental property.

Note  payable,  interest at 9.73% at December  31,  1994  and      49,605              54,552
1993,  adjusted every three years, based upon the  three-year
Treasury  Bill rate plus 250 basis points, payable  in  semi-
annual  installments  of  principal and  interest  of  $5,188
(payment  adjusted in accordance with interest rate changes), with  maturity  in November 2001; collateralized  by  related rental property.

Note  payable,  interest at 9.44% at December  31,  1994  and      383,506            387,260
1993,  payable  in  monthly  installments  of  principal  and
interest   of   $3,346,  with  maturity   in   August   1996;
collateralized by related rental property.

Note   payable,   interest  at  8.5%,  payable   in   monthly    1,451,382           1,535,603
installments of principal and interest of $17,627, commencing
May 1, 1990, and maturing April 1, 2005; collateralized by  a mortgage and assignment of rents and security deposits on the related rental property.

Mortgage   loan,  interest  at  6.75%,  payable  in   monthly           -0-          4,724,108
installments  of  principal  and interest  of  $29,516,  with maturity  in  July  2027, collateralized  by  related  rental property.

Note  payable, non-interest bearing; principal due upon  sale           -0-            250,000
of property; collateralized by related rental property.

Note payable, no interest accrual or payments until September           -0-            196,027
1993,  at  which time monthly installments of  principal  and
interest   of  $1,254  commence;  maturity  in   June   2003;
collateralized by related rental property.

Mortgage  loan, interest accrues at prime plus .5% (effective    4,725,356           4,694,134
rate  of  9%  and  6.5%  at  December  31,  1994,  and  1993,
respectively), interest only payable monthly to the extent of net operating income with a minimum of $22,916; principal due
October 1998; collateralized by related rental property.

Note  payable, interest at prime plus 1%, but not  less  than    1,231,623           1,231,623
10%  (effective rate of 10% at December 31, 1994,  and  1993, respectively),  payable  in monthly installments  of  $11,824
(payment  adjusted annually based on interest rate  changes);
with  unpaid  principal  and  interest  due  in  April  1995;
collateralized by related rental property.

Note  payable, interest at prime plus 1% (effective  rate  of    1,221,659           1,221,659
9.5%  and  7%  at  December 31, 1994, and 1993 respectively), payable in monthly installments of principal and interest  of
$8,537  (payment  adjusted based on interest  rate  changes);
with  maturity in January 2019 (at lender's option, note  may be  called  on  January  1, 1995, with  sixty  days  notice);
collateralized by related rental property.

Note  payable, non-interest bearing; principal due upon  sale       75,000              75,000
of property; collateralized by related rental property.

Note  payable, non-interest bearing; principal due upon  sale    1,772,737           1,775,053
of property; collateralized by related rental property.

Note  payable, interest at 1%, accruing to principal;  unpaid    1,700,000           1,700,000
principal and interest are due upon sale or in January  2030;
collateralized by related rental property.

Note payable, interest at 1% over prime until October  1994, when  the rate changed to 7.75% (effective rate of 7.75%  and
7%  at  December  31,  1994, and 1993 respectively);  monthly
principal  payments  of  $2,500  until  October  1994,   when
principal payments based on a 30-year  amortization commence;
collateralized  by  related rental  property,  due  September
1998.                                                             3,915,782          3,947,500
                                                                 ----------         ----------
                                                                $17,026,650        $22,292,519
                                                                 ==========         ==========

Maturities of debt obligation at December 31, 1994, were as follows:

               Year Ending December 31,

                          1995                      $ 1,393,956
                          1996                          194,984
                          1997                          243,171
                          1998                        8,609,217
                          1999                          173,680
                          Thereafter                  6,411,642
                                                     ----------
                                                    $17,026,650
                                                     ==========
NOTE G - RESTRICTED CASH

In connection with admission into various partnerships, the Partnership has established various reserve accounts to fund tenant security deposits, replacement reserves and escrows for taxes and insurance.

NOTE H - COMMITMENTS AND CONTINGENCIES

In July 1991, one Venture filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. In March 1992, the
bankruptcy was settled. The settlement agreement provided for modification of one loan and the use of certain escrowed funds to pay delinquencies on another loan. Due to cash flow shortfalls, in September 1993, this Venture again filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. In October 1994, the lender foreclosed on the property. The partnership recognized an extraordinary loss on its investment in the partnership.

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

In February 1994, one Venture filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code.

NOTE I - RELATED PARTY TRANSACTIONS

The following is a summary of transactions with related parties of the Partnership and the General Partner:

In 1992 the Partnership maintained cash in a bank who has as a director a person who at that time was an affiliate of the General Partner. Cash deposited with this institution at December 31, 1992, was $178,133. Interest of $10,155 was earned in 1992.

In 1992, the Partnership incurred fees of $21,510 for accounting services performed by a company whose Chairman of the Board was at that time an affiliate of the General Partner.

NOTE J - EXTRAORDINARY GAINS/LOSSES

In order to forestall the lender's threatened foreclosure, on January 28, 1993 Firehouse Square General Partnership, a general partnership in which the Registrant owns a 90% interest, filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. In May 1993, the lender sold its note and mortgage to another entity. On June 1, 1993, an agreement was entered into with the new holder of the note and mortgage to restructure the note. The bankruptcy was subsequently dismissed. On November 16, 1994, the first mortgage holder foreclosed on its mortgage and subsequently sold it to a partnership known as 901 King Street Associates which is owned 90% by DHI-VI. The Partnership recognized extraordinary income in 1994 relating to the extinguishment of debt in connection with the foreclosure.

On September 9, 1993, St. James Limited Partnership, a limited partnership in which the Registrant owns a 98% interest, filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. After filing the petition, it became apparent that there could not be a confirmable plan of reorganization without either the Registrant making an additional equity contribution to SJLP or an extremely favorable settlement of the complaint against the Registrant's co-general partner in SJLP and United National Bank. Since the Registrant has no additional sources of equity and the outcome of the co-general partner/bank suit is uncertain, the automatic stay was lifted and the first mortgage holder foreclosed on the property on October 21, 1994. The Partnership recognized an extraordinary gain in 1994 for the difference between the book value of the property (which approximated fair value) and the extinguished debt.

NOTE K - INCOME TAX BASIS RECONCILIATION

Certain items enter into the determination of the results of operations in different time periods for financial reporting ("book") purposes and for income tax ("tax") purposes. Reconciliations of net loss and partners' equity follow:

                                             For the Years Ended December 31,
                                          1994            1993          1992
Net loss - book                      ($   816,728)   ($ 2,555,477) ($ 2,559,710)
Excess of tax under book depreciation     339,058         406,905       436,034
Timing differences                       (692,902)        119,829       136,730
Minority interest - tax only               74,156         168,360        53,834
                                       ----------      ----------    ----------
Net loss - tax                       ($ 1,096,416)   ($ 1,860,383) ($ 1,933,112)
                                       ==========      ==========    ==========

Partners' equity - book               $ 8,267,429     $ 9,084,157   $11,639,634
Costs of issuance                       3,279,930       3,279,930     3,279,930
Cumulative tax under book loss          2,519,112       2,798,800     2,103,706
Investment credit recapture                 9,900           9,900         9,900
Rehabilitation credit                    (251,117)       (251,117)     (191,644)
                                       ----------      ----------    ----------
Partner's equity - tax                $13,825,254     $14,921,670   $16,841,526
                                       ==========      ==========    ==========

                       SUPPLEMENTAL INFORMATION

                    DIVERSIFIED HISTORIC INVESTORS VI
                         (a limited partnership)

          SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            DECEMBER 31, 1995

                                                                                                 Costs Capitalized
                                                          Initial Cost    Subsequent to Acquisition
                                                          to Partnership
                                                          (b)

                                                        Buildings and
Description (a)          Encumbrances (e)   Land (b)    Improvements   Improvements     Land
17 unit apartments and
3,100 square feet of
retail space in Omaha, NE $923,677    $10,000   $1,774,986      $15,454     $10,000

68 unit apartments in
New Orleans, LA          1,359,710      -        2,948,634      469,298      -

32,500 square feet of
commercial space in
Alexandria, VA           5,097,850    540,238    5,014,827    1,157,332     540,238

78 unit condominiums
and 6,700 square feet
of commerical space
in Concord, NC           3,583,625    130,926    5,748,914       10,830     130,926

70 apartment units in
Omaha, NE                3,550,053      -          448,993    5,792,699      -

73 unit apartments and
8,500 sqaure feet of
commercial space in
Manayunk, PA             4,627,000     400,000      664,508    9,364,897     400,000
                        ----------   ---------   ----------   ----------   ---------
                       $19,141,915  $1,081,164  $16,600,862  $16,810,510  $1,081,164
                        ==========   =========   ==========   ==========   =========

Gross Amount at which Carried
                           at
            December 31, 1995

  Buildings
     and                       Accumulated    Date of     Date
 Improvements  Total (c) (d)  Depr. (d) (f)   Constr.   Acquired
                                                (a)

    $1,790,440     $1,800,440       $541,884   1988       7/88

     3,419,649      3,419,649      1,084,110   1988       7/88


     6,243,145      6,783,383      1,667,248   1988      12/88


     6,689,652      6,820,578      1,796,576   1988      12/88

     6,292,047      6,292,047      1,612,141   1989       1/89


    10,095,982     10,495,982      2,903,760   1989       2/89
    ----------     ----------      ---------
   $34,530,915    $35,612,079     $9,605,719
    ==========     ==========      =========

                   DIVERSIFIED HISTORIC INVESTORS VI
                        (a limited partnership)

                         NOTES TO SCHEDULE XI

                           DECEMBER 31, 1994

(A) All properties are certified historic structures as defined in the Internal Revenue Code of 1986, or are eligible for designation as such. The "date of construction" refers to the period in which such properties were rehabilitated.

(B) Represents costs of a parcel of land with historic building located thereon. Amounts do not include any development/rehabilitation costs incurred pursuant to a turnkey development agreement entered into when the property was purchased.

(C) The cost of real estate owned at December 31, 1994, for Federal income tax purposes was approximately $29,170,182. The depreciable basis of the building and improvements of the properties has been reduced for Federal income tax purposes by the historic rehabilitation credit.

(D)    Reconciliation of real estate:

                                    1994            1993             1992

Balance at beginning of year     $41,460,786     $43,447,874     $24,464,636
Additions during this year:
   Improvements                       17,167         165,374         148,137
                                  ----------      ----------      ----------
Deductions during the year:
   Retirements                    (6,970,729)             -0-        (99,784)
   Deconsolidated subsidiary              -0-     (2,152,462)             -0-
                                  ----------      ----------      ----------
Balance at end of year           $34,507,224     $41,460,786     $43,447,874
                                  ==========      ==========      ==========
Reconciliation of accumulated depreciation:
                                    1994            1993             1992

Balance at beginning of year     $ 8,185,818     $ 6,857,667     $ 5,004,153
Depreciation expense for the year  1,703,576       1,779,315       1,853,514
Retirements                       (1,612,071)             -0-             -0-
Deconsolidated subsidiary                 -0-       (451,164)             -0-
                                  ----------      ----------      ----------
Balance at end of year           $ 8,277,323     $ 8,185,818     $ 6,857,667
                                  ==========      ==========      ==========

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

               b.   Identification of Executive Officers

                     The General Partner of the Registrant is Dover Historic Advisors VI (DoHA-VI), a Pennsylvania general partnership. The partners of DoHA-VI are as follows:

Name                Age  Position         Term of Office   Period Served

Gerald Katzoff       47  Partner in DoHA- No fixed term    Since January 1988
                           VI

DHP, Inc.            --  Partner in DoHA- No fixed term    Since January 1988
(Formerly Dover            VI
Historic Properties,
Inc.)

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

                     Michael J. Tuszka (age 48) was appointed Chairman and Director of both D,Ltd and DHP, Inc. on January 27, 1993. Mr. Tuszka has been associated with DHP, Inc. and its affiliates since 1984.

                      Donna M. Zanghi (age 38) was appointed Secretary/Treasurer of DHP, Inc. on June 15, 1993. She is also a Director, Secretary/Treasurer of D,Ltd. She has been associated with DHP, Inc. and its affiliates since 1984 except for the period from December 1986 to June 1989 and the period from November 1, 1992 to June 14, 1993.

                     Michele F. Rudoi, (age 31) was appointed on January 27, 1993 as Assistant Secretary of both D,Ltd and DHP, Inc. and Director of D,Ltd.

Item 11.       Executive Compensation

                a. Cash Compensation - During 1994, Registrant paid no cash compensation to DoHA-VI, any partner therein or any person named in paragraph c. of Item 10.

               b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 1994, or is proposed to be paid or distributed in the future, to DoHA-VI, any partner therein, or any person named in paragraph c. of Item 10 of this report.

                c. Other Compensation - No compensation not referred to in paragraph a. or paragraph b. of this Item was paid or distributed during 1994 to DoHA-VI, any partner therein, or any person named in paragraph c. of Item 10.

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

Item 13.       Certain Relationships and Related Transactions

                a. Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DoHA-VI is entitled to 10% of Registrant's distributable cash from operations in each year. There was no such share allocable to DoHA-VI for fiscal years 1992 through 1994.

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

                                PART IV

Item 14. (A)     Exhibits, Financial Statement Schedules and Reports on
                   Form 8-K.

                 1.  Financial Statements:

                     a. Consolidated Balance Sheets at December 31, 1994 and 1993.

                     b. Consolidated Statements of Operations for the Years Ended December 31, 1994, 1993 (unaudited) and 1992 (unaudited).

                     c. Consolidated Statements of Changes in Partners' Equity for the Years Ended December 31, 1994, 1993 and 1992.

                     d. Consolidated Statements of Cash Flows for the Years Ended December 31, 1994, 1993 and 1992 (unaudited).

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

                      21 Subsidiaries of the Registrant are listed in Item 2. Properties of this Form 10-K.

                      (b)  Reports on Form 8-K:

                            No reports were filed on Form 8-K during the quarter ended December 31, 1994.

                      (c)   Exhibits:

                            See Item 14 (A) (3) above.

                              SIGNATURES

        Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         DIVERSIFIED HISTORIC INVESTORS VI

Date:  August 4, 1995    By: Dover Historic Advisors VI, General Partner

                             By: DHP, Inc., Partner

                                 By:  /s/ Michael J. Tuszka
                                      MICHAEL J. TUSZKA,
                                      Chairman

                                 By:  /s/ Donna M. Zanghi
                                      DONNA M. ZANGHI,
                                      Secretary and Treasurer

                                 By:  /s/ Michele F. Rudoi
                                      MICHELE F. RUDOI,
                                      Assistant Secretary

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

     Signature                          Capacity                        Date

DOVER HISTORIC ADVISORS VI              General Partner

By: DHP, Inc., Partner

    By:  /s/ Michael J. Tuszka                                 August 3, 1995
         MICHAEL J. TUSZKA,
         Chairman

    By:  /s/ Donna M. Zanghi                                   August 3, 1995
         DONNA M. ZANGHI,
         Secretary and Treasurer

    By:  /s/ Michele F. Rudoi                                  August 3, 1995
         MICHELE F. RUDOI,
         Assistant Secretary