Form 10-K
period 1996-12-31
DIVERSIFIED HISTORIC INVESTORS VI
filed 1997-10-09
CIK 828604

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                               FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended          December 31, 1996
                          --------------------------------------------
                                  or
[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _________________ to __________________

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

Securities registered pursuant to Section 12(b) of the Act:    NONE

Securities registered pursuant to section 12(g) of the Act: 25,461 Units

                 Units of Limited Partnership Interest
----------------------------------------------------------------------
                           (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                       Yes     X      No

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

                                PART I

Item 1.             Business

               a.   General Development of Business

                     Diversified Historic Investors VI ("Registrant") is a limited partnership formed in 1988 under the Pennsylvania Uniform Limited Partnership Act. As of December 31, 1996, Registrant had
outstanding   25,461  units  of  limited  partnership  interest   (the
"Units").

                     Registrant is presently in its operating stage. It originally owned eight properties or interests therein. Interest in two properties have been lost through foreclosure, one of which was foreclosed in March 1997, and an interest in a third property has been reduced substantially. See Item 2. Properties, for a description thereof.

                      The   following  is  a  summary  of  significant
transactions involving the Registrant's interests:

                      A property owned by Strehlow Terrace  Apartments
Limited  Partnership  ("STALP"),  a  little   partnership   in   which
the Registrant owns a 98% interest, has historically been unable, from its own revenues, to meet its operating expenses and required debt service payments, the Developer/Operating General Partner has provided the necessary funds. Through 1992, these funds were provided pursuant to legal obligations. Thereafter, the Registrant was able to prevail upon the Developer to continue such funding on a voluntary basis. In 1996, the Developer reported that it was no longer able nor willing to make such advances. To avoid loss of STALP's property, either through foreclosure or a forced sale at depressed values, in January 1997 the Registrant sold approximately 20% of its interest in STALP. Simultaneously with the sale, the Partnership Agreement was amended to allocate Low Income Housing Tax
Credits  in  the amount of $587,549 over the next four  years  to  the purchaser. The proceeds from the sale were sufficient to satisfy outstanding obligations and should enable STALP to continue to operate in the foreseeable future.

                     On January 21, 1994, a property owned by the Registrant, Locke Mill Plaza, was transferred to Locke Mill Partners ("LMP") a limited partnership in which the Registrant owns a 99% interest. The property was transferred so that it would be held by the Registrant in a manner similar to all of the other properties held by the Registrant. On February 14, 1994, LMP filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. LMP filed a Plan of Reorganization and Disclosure Statement on July 7, 1994. On June 6, 1995, LMP filed the Second Plan of Reorganization (the "Plan") and the Plan was confirmed in August 1995. The bankruptcy was subsequently dismissed. On March 14, 1997, the Registrant was declared in default on the first mortgage for failure to make the minimum monthly payment. On March 31, 1997, a settlement agreement was reached whereby the Registrant has agreed to relinquish its partnership interests in LMP. See Item 2. Properties.

                     In order to forestall the lender's threatened foreclosure, on January 28, 1993, Firehouse Square General Partnership, a general partnership in which the Registrant owns a 90% interest, filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. In May 1993, the lender sold its note and mortgage to another entity. On June 1, 1993, an agreement was entered into with the new holder of the note and mortgage to restructure the note. The bankruptcy was subsequently dismissed. See Item 2. Properties for a description of the restructured note. On November 16, 1994, the first mortgage holder foreclosed on its mortgage and subsequently sold the property to a newly formed partnership known as 901 King Street Associates which is owned 90% by the Registrant. See
Item 2. Properties for a description of the foreclosure.

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

                      Since the Registrant's inception, all the properties acquired either by the Registrant, or the subsidiary partnerships in which it has an interest, have been rehabilitated and certified as Historic Structures and have received the related Investment Tax Credit. In addition, four properties (Roseland, Mater Dolorosa, Strehlow Terrace and Saunders Apartments) are low-income housing structures which qualify for, have received, and will continue to receive, the Low Income Tax Credits. Each of the six properties currently owned are held for rental operations. At this time it is anticipated that all the properties will continue to be held for this purpose. At such time as real property values begin to increase, the Registrant will re-evaluate its investment strategy regarding the properties.

                      As of December 31, 1996, Registrant owned interests in seven properties, located in Nebraska (three), North Carolina (one), Virginia (one), Pennsylvania (one), and Louisiana
(one). In total, the properties contain 178 apartment units, 149 condominium units used as rental units, and 50,815 square feet ("sf") of commercial/retail space. As of December 31, 1996, 315 of the apartment and condominium units were under lease (97%) at monthly rental rates ranging from $275 to $1,200. In addition, 41,642 sf of commercial/retail space was under lease (82%) at annual rates ranging from $1.58 to $22.61 per sf. The property located in North Carolina, which consists of 78 condominium units and 6,700 sf of commercial space, was foreclosed in March 1997. Rental of the apartments and commercial space is not expected to be seasonal. For a further discussion of the properties, see Item 2. Properties.

                     The Registrant is affected by and subject to the general competitive conditions of the residential and commercial real estate industry. As a result of the overbuilding that occurred in the 1980's, the competition for both residential and commercial tenants in the local markets where the Registrant's properties are located is generally strong. In each of the markets, there are several similar historically certified rehabilitated buildings. Two of the properties held for rental are market-rate properties and are located in Alexandria, Virginia, and Philadelphia, Pennsylvania. At these properties the Registrant is forced to keep its rent levels competitively low in order to maintain moderate to high occupancy levels. Management of each of these properties makes frequent market analyses in order to set rent levels. When occupancy nears the 97-99% range, management considers raising the rents by more than a normal cost of living increase. If occupancy falls below 85%, management considers lowering rents. Four of the properties held for rental are low-income housing structures and are located in Omaha, Nebraska, and New Orleans, Louisiana. These properties have fixed rental rates and face competition for low to moderate income tenants from other low income properties in the area. However, there is no organization which holds a dominant position in the residential housing or commercial leasing market in any of the geographic areas in which the Registrant's properties are located.

                      Registrant   has  no  employees.    Registrant's
activities are overseen by Brandywine Construction & Management, Inc., ("BCMI") a real estate management firm.

                d. Financial Information About Foreign and Domestic Operations and Export Sales

                    See Item 8. Financial Statements and Supplementary
Data.

Item 2.             Properties

                As of December 31, 1996, Registrant owned interests in six partnerships which each own one property and a minority interest in an additional partnership which owns one property. A summary description of each property is given below.

                a. Locke Mill Plaza - consists of 78 residential condominium units and 6,700 sf of commercial/retail space in a 185 condominium unit project located at Buffalo Avenue and Union Street in North Concord, North Carolina. An affiliate of the Registrant owns an additional 10 units. In December 1988, Registrant acquired the units for $5,042,000, ($65.44 per sf) which was funded by Registrant's equity contribution and two $1,250,000 notes payable. In recent years, cash flow has not been sufficient to cover operating expenses (including real estate taxes) and debt service, including principal amortization. In order to ease the debt service payment burden on the property, the Registrant discussed with its two lenders the possibility of restructuring its loan obligations. These discussions were not successful. In January 1994, the property's ad valorem property tax payments were in default and the taxing authorities commenced proceedings to sell the property. Since the property was unable to satisfy past due obligations and meet the demands of its secured creditors, on February 14, 1994, Locke Mill Partners ("LMP", the partnership to which the property was transferred on January 21,
1994) filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. On June 6, 1995, LMP filed the Second Plan of Reorganization (the "Plan") and the Plan was confirmed in August 1995. The Plan provided for the following : (1) the sale of some or all of the units to satisfy the claims of its creditors; and (2) an extension of the maturity date of the notes payable for three years, with the option to extend for an additional two years if at least fifty percent (50%) of the principal amount of the debt outstanding at the confirmation of the Plan has been repaid. The net proceeds of the sales will be used to retire the principal balance of the debt. At December 31, 1996 none of the units have been sold. A new lender has placed a wrap-around mortgage on the property in the amount of $3,500,000 (principal balance of $3,649,988 at December 31, 1996) and has agreed to fund the necessary costs for the marketing of the units and any improvements to the units. The wrap-around mortgage amount is supported by a current appraisal of the property, therefore the difference between the wrap-around mortgage and the underlying mortgages was accounted for as an adjustment to the related fixed assets. Monthly payments of interest to the new lender are to be made in an amount equal to net operating income, with a minimum of $25,000 per month. The note accrues interest at 12% and is due in August 2000. On March 14, 1997, the Registrant was declared in default on the first mortgage for failure to make the minimum monthly payment. On March 31, 1997, a settlement agreement was reached whereby the Registrant has agreed to relinquish its partnership interests in LMP. The property is managed by BCMI. As of December 31, 1996, 75 units were under lease (96%) with monthly rents ranging from $435 to $630 and 5,283 sf of commercial space were leased (79%) at annual rents ranging from $1.58 to $4.24 per sf.

                All residential leases are renewable, one-year leases. The occupancy for the residential units for the previous four years was 94% for 1995, 93% for 1994, 96% for 1993 and 94% for 1992. The
monthly rental range has been approximately the same since 1992. The occupancy for the commercial space was 78% for 1995, 46% for 1994, 46% for 1993 and 41% for 1992. The average annual rent has been $1.45 to $3.16 per sf in 1995, $2.07 per sf in 1994, $5.10 to $6.75 per sf for
1993 and $5.85 per sf for 1992. There are four tenants who each occupy ten percent or more of the rentable square footage. They operate principally as a photographic studio, modeling agency, leasing office and a maintenance shop. The leasing office and maintenance shop each have month to month leases which require sixty (60) days notice to vacate. All leases are operating leases and the minimum future rentals on the noncancelable leases as of December 31, 1996 are $12,654. There are no contingent liabilities included in income for the years ended December 31, 1996, 1995 and 1994.

                The following is a table showing commercial lease expirations at Locke Mill Plaza for the next five years.

                                               Total annual      % of gross
               Number of      Total sf of   rental covered by   annual rental
           leases expiring  expiring leases  expiring leases    from property

   1997           1             2,000            $3,150              <1%
   1998           0                 0                 0               0
   1999           1             1,275             5,400              <1%
   2000           0                 0                 0               0
   2001           0                 0                 0               0
Thereafter        0                 0                 0               0

                     Although no firm commitments have been made, the Registrant anticipates the lease which is scheduled to expire in 1997 will be extended for at least an additional year, due to the long-standing tenancy of the merchant and the availability of a renewal option under its lease.

                     For tax purposes, this property has a basis of $6,693,007 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $36,535 which is based on an assessed value of $3,479,550 taxed at a rate of $.46 per $100 by the City of Concord and a rate of $.62 per $100 by the County of Cabarrus. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

                b.    Firehouse  Square - consists  of  32,544  sf  of
commercial space at 902-910 King Street in Alexandria, Virginia. In December 1988, Registrant was admitted, with a 90% general partner interest, to Firehouse Square General Partnership ("FSGP"), a Virginia general partnership, for a cash capital contribution of $1,750,000. FSGP acquired and rehabilitated the property for $5,660,000 ($151.51 per sf), funded by the equity contribution and a mortgage note payable of $4,207,000. On June 1, 1993, the first mortgage was modified. The terms of the modification include the addition of all accrued and unpaid interest ($218,728) to the principal balance and revising the payment terms. The lender also advanced $40,711 for real estate taxes and $33,627 for tenant improvements. Monthly payments of interest to the new note holder were to be made in an amount equal to net operating income. The note accrues interest at prime plus 1/2% (8.75% and 9% at December 31, 1996 and 1995, respectively). On November 16, 1994, the new first mortgage holder foreclosed upon its mortgage. By "credit bidding" its mortgage, the mortgage holder became the successful bidder at sale. The first mortgage holder sold its successful bid to a partnership known as 901 King Street Associates ("KSA"). KSA is a general partnership owned 90% by DHI-VI. The selling price of the mortgage was the amount that the mortgage had been immediately prior to foreclosure. The obligation has terms materially the same as the original mortgage loan and is secured by a new mortgage on the Property. Therefore, after the sale, the Registrant's interest in the Property is unchanged. The principal balance of the mortgage at December 31, 1996 was $4,239,795. The entire principal balance is due October 1998. In June 1995, the
Registrant refinanced $900,000 of the first mortgage (principal balance of $887,140 at December 31, 1996). The new loan bears interest at 9.75%, payable in monthly installments of principal and interest of $8,021 and is due in June 2005. The property is managed by BCMI. As of December 31, 1996, Firehouse Square has 25,768 sf of space under lease (82%) at annual rates ranging from $7.00 to $20.55 per sf.

                The occupancy for the previous four years was 89% for 1995, 88% for 1994, 87% for 1993 and 53% for 1992. The average annual rent has been $6.57 to $26.96 per sf for 1995, $6.50 to $19.29 per sf for 1994, $6.50 to $30.18 per sf for 1993 and $19.78 per sf for 1992.
There are two tenants who each occupy ten percent or more of the rentable square footage. They operate principally as a law firm and an architectural firm. All leases are operating leases and the minimum future rentals on the noncancelable leases as of December 31, 1996 are $386,990. There are no contingent liabilities included in income for the years ended December 31, 1996, 1995 and 1994.

                     The following is a table showing commercial lease expirations at Firehouse Square for the next five years.

                                                Total annual     % of gross
                 Number of      Total sf of   rental covered by annual rental
             leases expiring  expiring leases  expiring leases  from property

     1997              1          1,965             $  28,245          8%
     1998              1          1,502             19,918             5%
     1999              2          13,181            205,693            53%
     2000              1          1,344             19,488             5%
     2001              1          2,574             41,184             10%
  Thereafter           3          5,202             72,462             19%

                     Although no firm commitments have been made, the Registrant anticipates the lease which is scheduled to expire in 1997 will be extended for at least an additional year, due to the availability of a renewal option under their lease.

                     For tax purposes, this property has a basis of $3,583,703 and is depreciated using the straight-line method with a useful life of 39 years. The annual real estate taxes are $33,419 which is based on an assessed value of $3,123,300 taxed at a rate of $1.07 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

                c.    Roseland - consists of 17 low income  apartments
and 3,100 sf of retail space at 4932 South 24th Street in South Omaha, Nebraska. In July 1988, Registrant was admitted with a 98% general partner interest and a 1% limited partner interest to Roseland Redevelopment Partners ("RRP"), a Nebraska limited partnership, for a cash capital contribution of $700,000. RRP acquired and rehabilitated the property for $1,680,000 ($70.29 per sf), funded by the equity contribution and three notes payable. The first note payable of $500,000 is non-interest bearing, principal due upon sale of the property; the second note payable of $63,313 bears interest at 8.64%, interest adjusting every three years based on the three-year Treasury Bill rate plus 250 basis points, payable in semi-annual installments of principal and interest of $5,188, due in November 2001 (principal balance at December 31, 1996 of $39,457); the third note payable of $393,786 bears interest at 9.44%, payable in monthly installments of principal and interest of $3,346. In August 1996, the Registrant refinanced the first mortgage (principal balance of $365,808 at December 31, 1996). The mortgage bears interest at 8.25%, payable in monthly installments of principal and interest of $3,123 and is due in August 2006. The closing costs were paid by borrowing $17,065 (principal balance of $15,013 at December 31, 1996) which bears interest at 8.5%, payable in monthly payments of principal and interest of $776 and is due in August 1998. The property is managed by an independent property management firm. On December 31, 1996, 15 of the units were leased (88%) at monthly rents of $300 to $840, and 3,100 sf of commercial space (100%) was leased at annual rents ranging from $3.00 to $4.29 per sf.

                All residential leases are renewable, one-year leases. The occupancy for the residential units for the previous four years was 94% for 1995, 87% for 1994, 98% for 1993 and 98% for 1992. The
monthly rental range has been approximately the same since 1992. The commercial space has been 100% occupied since 1992. The range for annual rents has been $3.00 per sf to $3.43 per sf for 1995, $2.75 per sf for 1994, $2.75 to $5.14 per sf for 1993 and $5.15 to $8.25 per sf
for 1992. There is one tenant who occupies ten percent or more of the rentable square footage. It principally functions as a counseling center. All commercial leases are operating leases and the minimum future rentals on the noncancelable leases as of December 31, 1996 are $10,200. There are no contingent liabilities included in income for the years ended December 31, 1996, 1995 and 1994.

                     The following is a table showing commercial lease expirations at Roseland for the next five years:

                                                 Total annual     % of gross
              Number of        Total sf of    rental covered by  annual rental
          leases expiring   expiring leases    expiring leases   from property

    1997          0                0                   0               0
    1998          0                0                   0               0
    1999          0                0                   0               0
    2000          2            3,100             $10,200              14%
    2001          0                0                   0               0
 Thereafter       0                0                   0               0

                     For tax purposes, this property has a basis of $1,662,067 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $9,399 which is based on an assessed value of $333,300 taxed at a rate of $2.81991 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

                d.    Mater Dolorosa Apartments - consists of  68  low
income apartments located at 1265 South Carrollton Avenue in New Orleans, Louisiana. In July 1988, Registrant was admitted with a 90% general partnership interest to Mater Dolorosa General Partnership ("MDGP") a Pennsylvania general partnership, for a cash contribution of $1,519,000. MDGP acquired and rehabilitated the property for $3,149,000 ($59.39 per sf), funded by the equity contribution and a note payable of $1,790,000. The note payable bears interest at 8.5%, is payable monthly in principal and interest payments of $17,627, and is due in April 2005 (principal balance at December 31, 1996 of $1,251,224). The property is managed by a property management firm which is an affiliate of the Registrant's co-general partner of MDGP. At December 31, 1996, 67 of the units were rented (99%) at monthly rents of $482 to $567. All leases are renewable, one-year leases. The occupancy for the previous four years was 100% for 1995, 99% for 1994, 99% for 1993 and 99% for 1992. The monthly rental range has been approximately the same since 1992. For tax purposes, this property has a basis of $3,178,476 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $5,248 which is based on an assessed value of $32,530 taxed at a rate of $16.1328 per $100. There is no one tenant who occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

                e.    Strehlow Terrace Apartments - consists of 70 low
income apartment units located at 2024 North 16th Street, Omaha, Nebraska. In January 1989, Registrant was admitted with a 98% general partner interest to Strehlow Terrace Apartments Limited Partnership ("STALP"), a Nebraska limited partnership, for a cash capital contribution of $2,250,000. STALP acquired and rehabilitated the property for $5,817,000 ($52.02 per sf) funded by the equity contribution and three mortgage loans. The first loan, financed through the Governmental National Mortgage Association ("GNMA") is for $1,789,000 (principal balance at December 31, 1996 of $1,775,053), bears interest at 10-1/4%, is payable in monthly installments of principal and interest of $15,540, and is due in 2030. In August 1993, six units were damaged by a fire at Strehlow Terrace. Due to the financial difficulties caused by the fire, STALP fell behind on its monthly debt service by several months. Although the property was able to reduce the arrearage by 50% and commenced regular, monthly payments by May 1994, the loan was declared in default and was assigned  by  GNMA  to the Federal Housing Administration/Housing  and
Urban Development ("FHA/HUD"), on June 24, 1994. At December 31, 1996, HUD was unwilling to agree to a workout proposal and is planning to sell the loan to a third party. When the sale occurs, the Registrant will attempt to negotiate terms with the new holder of the note. The other two loans were made by the City of Omaha. One, in the amount of $1,700,000, bears interest at 1%, and the other, in the amount of $75,000, is non-interest bearing. The principal and interest (if any) on both City of Omaha loans is due upon the sale of the property or in the year 2030, whichever is earlier. The property is managed by an independent property management firm. On December 31, 1996, 67 of the apartments were leased (96%) at monthly rents ranging from $275 to $572.

                 All leases are renewable, one-year leases. The occupancy for the previous four years was 87% for 1995, 91% for 1994, 95% for 1993 and 96% for 1992. The monthly rental range has been approximately the same since 1992. For tax purposes, this property has a basis of $5,860,590 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $16,284 which is based on an assessed value of $575,500 taxed at a rate of $2.81991 per $100. No one tenant occupies ten percent of more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

                 f.     Canal  House  -  consists  of  71  residential
condominium units and 8,471 sf of commercial condominium space located at 4250-4312 Main Street, Manayunk, Pennsylvania. In February 1989, Registrant was admitted to Canal House Historic Associates ("CHHA"), a Pennsylvania limited partnership with a 99% general partner interest for a cash contribution of $6,000,000. During 1990, Registrant made an additional cash contribution of $200,000. (The 1% limited partnership interest is also controlled by Registrant; it is held by a Pennsylvania corporation whose stock is owned by Registrant). CHHA acquired and rehabilitated the property for $9,700,000 ($94.41 per sf) which was funded by the equity contribution and a loan of $4,000,000 with interest at 7.75% and monthly principal (based on a 30-year amortization) and interest payments. In October 1995, the Registrant ceased making debt service payments. The loan was sold in December 1995. The Registrant entered into an agreement with the new holder of the note (principal balance of $1,652,722 at December 31, 1996) whereby the maturity of the loan was extended to December 2000 and monthly payments of interest are to be made to the new note holder in an amount equal to net operating income. In April 1996, the Registrant refinanced $3,216,000 (principal balance of $3,202,761 at December 31, 1996) of the first mortgage. The new loan is a first mortgage which bears interest at 8.75%, payable in monthly installments of principal and interest of $25,300 and is due in April 2003. The property is managed by BCMI. At December 31, 1996, all of the residential units were under lease (100%) at monthly rents of $640 to $1,200, and 7,491 sf of the commercial space was under lease (88%) at annual rents ranging from $19.00 to $22.61 per sf.

                All residential leases are renewable, one-year leases. The occupancy for the residential units for the previous four years was 88% for 1995, 90% for 1994, 99% for 1993 and 92% for 1992. The
monthly rental range has been approximately the same since 1992. The occupancy for the commercial space was 94% for 1995, 88% for 1994, 88% for 1993 and 88% in 1992. The range for annual rents has been $18.86 to $19.52 per sf for 1995, $17.00 to $19.00 per sf for 1994, $11.59 to
$18.51 per sf in 1993 and $11.52 to $15.96 per sf for 1992. There are three tenants who each occupy ten percent or more of the rentable square footage. They function principally as a bank, a restaurant and a retail store. All leases are operating leases and the minimum future rentals on the noncancelable leases as of December 31, 1996 are $156,276. There are no contingent liabilities included in income for the years ended December 31, 1996, 1995 and 1994.

                     The following is a table showing commercial lease expirations at Canal House for the next five years.

                                              Total annual       % of gross
              Number of       Total sf of   rental covered by   annual rental
           leases expiring  expiring leases  expiring leases    from property

   1997           0                0                   0              0
   1998           0                0                   0              0
   1999           0                0                   0              0
   2000           1            2,426              46,094              5%
   2001           2            5,065             110,183             13%

                     For  tax  purposes, this property has a basis  of
$9,268,155 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $87,863 which is based on an assessed value of $1,063,200 taxed at a rate of $8.264 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

              g.    Saunders  Apartments - consists of  23  low-income
apartments at 415 North 41st Avenue in Omaha, Nebraska. Registrant acquired a 99% joint venture interest in Saunders Apartments Joint Venture ("SAJV"), a Nebraska Joint Venture, for a cash capital contribution of $875,000. SAJV acquired and rehabilitated the property for $1,815,000 ($79.96 per sf), funded by the equity contribution and a mortgage payable of $675,000. The note was retired with $285,000 advanced from Registrant's co-general partner, and a mortgage note payable of $395,000 (principal balance at December 31, 1996 of $295,954). The mortgage note bears interest at 10.87%, is payable in monthly installments of $3,723 and matures in May 1997. On June 1, 1993 an amended and restated joint venture agreement was reached whereby the Registrant's interest was reduced to a 30% interest. See Item 1.a. "Business - General Development of Business." The property is managed by an independent property management firm. As of December 31, 1996, 20 units were under lease (87%) with rents ranging from $350 to $410. All leases are renewable, one-year leases. The occupancy for the previous four years was 83% for 1995, 78% for 1994, 83% for 1993 and 100% for 1992. The monthly rental range has been approximately the same since 1992. For tax purposes, this property has a basis of $1,990,022 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $9,401 which is based on an assessed value of $347,900 taxed at a rate of $27.0212 per $1,000. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

Item 3.      Legal Proceedings

             a. On February 14, 1994, Locke Mill Partners, a limited partnership in which the Registrant owns a 99% interest, filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. On March 31, 1997, the lender foreclosed on the property. For a description of the proceedings, see Item 2.a, Properties.

Item 4.        Submission of Matters to a Vote of Security Holders

              No matter was submitted during the fiscal years covered by this report to a vote of security holders.

                                PART II

Item  5.         Market  for  Registrant's Common Equity  and  Related
Stockholder Matters

              a.    There is no established public trading market  for
the Units. Registrant does not anticipate any such market will develop. Trading in the units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 291 units were sold or exchanged of record in 1996.

              b. As of December 31, 1996, there were 2,807 record holders of Units.

              c. Registrant did not declare any cash dividends in 1996 or 1995.

Item 6.        Selected Financial Data

              The  following selected financial data are for the  five
years  ended  December  31,  1996.   This  data  should  be  read   in
conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                         1996        1995        1994        1993         1992

Rental income        $ 2,622,418 $ 2,516,916 $ 2,976,153 $ 3,053,542 $ 2,872,735
Interest income            1,229       3,330       5,864       6,430      16,432
Net loss               2,114,935   2,497,861     816,728   2,555,477   2,559,710
Net loss per Unit          82.24       97.13       31.75       99.36       99.53
Total assets (net
depreciation and
amortization)         25,557,744  26,767,721  26,779,880  34,240,234  37,520,594
Debt obligations      19,353,961  19,141,915  17,026,650  22,292,519  22,548,622

Note: See Part II, Item 7.2 Results of Operations for a discussion of factors which materially affect the comparability of the information reflected in the above table.

Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

               (1)  Liquidity

                      At  December  31,  1996,  Registrant  had  total
unrestricted cash of $59,334. Such funds are expected to be used to pay liabilities and general and administrative expenses of the Registrant, and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                    As of December 31, 1996, Registrant had restricted cash of $362,796 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

                     In recent years the Registrant has realized significant losses, including the foreclosure of two properties and a substantial reduction of interest in a third property. At the present time, all remaining properties are able to pay their operating expenses and debt service; however, at two of the six properties, the mortgages are basically "cash-flow" mortgages, requiring all available cash after payment of operating expenses to be paid to the first mortgage holder. Therefore, it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses.

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

               (3)  Results of Operations

                     During 1996, Registrant incurred a net loss of $2,114,935 ($82.24 per limited partnership unit) compared to a net loss of $2,497,861 ($97.13 per limited partnership unit), in 1995 and a net loss of $816,728 ($31.75 per limited partnership unit) in 1994. Included in the 1994 loss is $1,483,064 of extraordinary income relating to the foreclosure of the St. James and the extinguishment of debt at Firehouse Square. Registrant's results for 1997 will be materially affected by the loss of Locke Mill Plaza, as discussed in
Item 2. Properties.

                    Rental income decreased from $2,976,153 in 1994 to $2,516,916 in 1995 and increased to $2,622,418 in 1996. The increase from 1995 to 1996 is mainly the result of an increase in rental income at Canal House, Strehlow Terrace Apartments, and Locke Mill partially offset by a decrease at Firehouse Square. The decrease from 1994 to 1995 is mainly the result of the loss of one of the properties (St. James) due to foreclosure combined with a decrease at Firehouse Square due to a decrease in average occupancy partially offset by increases in rental income at Strehlow Terrace and Canal House.

                      Rental operations expense decreased from $1,495,727 in 1994 to $1,228,389 in 1995 and increased to $1,373,076 in 1996. The increase from 1995 to 1996 is mainly the result of an increase in commissions expense and condominium fees at Locke Mill, an increase in legal fees at Canal House partially offset by a decrease in legal fees at Firehouse Square and Locke Mill. The decrease from 1994 to 1995 is mainly the result of the loss of St. James and a decrease in overall operating expenses (i.e. utilities, repairs and maintenance, commissions and wages) at several of the properties partially offset by an increase in real estate taxes at Canal House.

                    General and administrative expenses decreased from
$342,785  in  1994  to  $280,577 in 1995 to  $176,949  in  1996.   The
decrease from 1995 to 1996 is the result of a decrease in administrative fees charged. The decrease from 1994 to 1995 is the result of a decrease in administrative fees at Locke Mill and a decrease in legal fees incurred in connection with the loss of St. James.

                    Interest expense increased from $1,719,645 in 1994
to  $2,123,206  in  1995  and decreased to $1,773,685  in  1996.   The
decrease from 1995 to 1996 is the result of a decrease at Canal House and Mater Dolorosa partially offset by an increase at Locke Mill. The increase from 1994 to 1995 is the result of increases at Locke Mill and Canal House partially offset by the loss of St. James and a decrease at Firehouse Square due to the extinguishment of debt in 1994.

                     Depreciation and amortization expense decreased from $1,703,576 in 1994 to $1,364,876 in 1995 and increased to
$1,397,601 in 1996. The increase from 1995 to 1996 is mainly the result of an increase in amortization expense at Canal House and Locke Mill due to the amortization of loan fees. The decrease from 1994 to 1995 is the result of the loss of St. James in 1994 and the fact that the equipment at Strehlow was fully depreciated during 1994.

                     In  1996,  losses of $1,845,000 were incurred  at
Registrant's Properties compared to a loss of $2,136,000 in 1995 and $31,000 in 1994. A discussion of property operations/activities follows:

                     In 1996, Registrant sustained a loss of $481,000 at Locke Mill Plaza including $251,000 of depreciation and amortization expense, compared to a loss of $338,000 including $240,000 of depreciation and amortization expense in 1995 and a loss of $327,000 including $227,000 of depreciation and amortization expense in 1994. The increased loss from 1995 to 1996 is the result of an increase in interest, leasing commissions, condominium fees and amortization expense partially offset by an increase in rental income and a decrease in legal fees. Interest expense increased due to a higher debt balance resulting from a loan restructuring (see Item 2. Properties) and an increase in the interest rate with respect to the financing secured by the property while leasing commissions increased due to increased unit turnover. Condominium fees increased due to a special assessment charged by the condominium association for capital improvements to the building. Amortization increased due to the amortization of loan fees paid in connection with the restructuring. Rental income increased due to an increase in the average rental rates and legal fees decreased due to legal fees incurred in the third quarter of 1995 in connection with the bankruptcy. The increase in the loss from 1994 to 1995 is the result of an increase in interest expense partially offset by a decrease in legal and administrative fees incurred in connection with the bankruptcy combined with an increase in rental income. Interest expense increased due to the higher debt balance and an increase in the interest rate. Rental income increased due to an increase in average occupancy in the commercial space (46% to 78%).

                     In 1996 and 1995, Registrant recognized income of $0 at The St. James compared to income of $129,000 including $223,000 of depreciation expense in 1994. The 1994 loss without the effect of the foreclosure would have been $280,000. Included in operations for 1994 is an extraordinary gain of $409,000 representing the excess of the liabilities satisfied in the foreclosure over the fair market value of the St. James property.

                     In 1996, Registrant incurred losses of $71,000 at Roseland including $73,000 of depreciation expense compared to a loss of $77,000 including $73,000 of depreciation expense in 1995 and a loss of $74,000 including $73,000 of depreciation expense in 1994. Since Roseland is a low income housing property, rents are fixed in relation to specified income levels. As a result, similar to Mater Dolorosa and Strehlow Terrace discussed below, the property experiences high occupancy but rental income remains low. The decrease in the loss from 1995 to 1996 is the result of an overall decrease in the operating expenses of the property. The increase in the loss from 1994 to 1995 is the result of an increase in expenditures for certain deferred maintenance items such as the painting and recarpeting of several units.

                    In 1996, Registrant incurred a loss of $594,000 at Firehouse Square including $267,000 of depreciation and amortization expense compared to a loss of $575,000 including $255,000 of depreciation and amortization expense in 1995 and income of $944,000 including $257,000 of depreciation and amortization expense in 1994. The decrease in the loss from 1995 to 1996 is mainly due to a decrease in legal fees partially offset by a decrease in rental income due to a decrease in the average rental rates. Legal fees decreased due to legal fees incurred in the third quarter of 1995 in connection with the refinancing of part of the debt. Included in operations for 1994 is an extraordinary gain of $1,470,000 relating to the extinguishment of debt in connection with the foreclosure (See Item 2. Properties for a discussion of the foreclosure). Excluding such income, the loss in 1994 would have been $526,000. The increase in the loss (excluding extraordinary items) from 1994 to 1995 is the result of a decrease in rental income due to a decrease in average occupancy (88% to 80%)
combined with an increase in legal fees incurred in connection with the refinancing of part of the debt, partially offset by a decrease in interest expense due to the extinguishment of debt in 1994.

                     In 1996, Registrant incurred a loss of $6,000 at Mater Dolorosa including depreciation expense of $127,000 compared to a loss of $24,000 including depreciation expense of $130,000 in 1995 and a loss of $50,000 including depreciation expense of $130,000 in 1994. Since Mater Dolorosa is a low income housing property, rents are fixed in relation to specified income levels. As a result, similar to Roseland and Strehlow Terrace, the property experiences high occupancy but rental income remains low. The decrease in the loss from 1995 to 1996 is due to a decrease in interest expense due to a correction of interest expense relating to a prior period. The decrease in the loss from 1994 to 1995 is due to an overall decrease in operating expenses (i.e. utilities, maintenance, and wages) due to operating efficiencies achieved at the property.

                    In 1996, Registrant incurred a loss of $213,000 at
Strehlow Terrace Apartments, including $228,000 of depreciation expense compared to a loss of $239,000 including $226,000 of depreciation expense in 1995 and a loss of $314,000 including $255,000 of depreciation expense in 1994. Since Strehlow is a low income housing property, rents are fixed in relation to specified income levels. As a result, similar to Registrant's other low-income properties, the property experiences high occupancy but rental income remains low. The decrease in the loss from 1995 to 1996 is mainly the result of an increase in rental income due to a one-time lump sum payment for rental increases received in the first quarter of 1996 from the Omaha Housing Authority retroactive to the years 1989-1994. The decrease in the loss from 1994 to 1995 the result of an increase in rental income and a decrease in maintenance and depreciation expense. Maintenance decreased due to maintenance work done in 1994 to repair damage from a fire and depreciation decreased due to the fact that the furniture and fixtures became fully depreciated in 1994.

                    In 1996, Registrant incurred a loss of $480,000 at Canal House, including $377,000 of depreciation expense compared to a loss of $883,000 including depreciation and amortization expense of $443,000 in 1995 and a loss of $339,000 including depreciation and amortization expense of $443,000 in 1994. The decrease in the loss from 1995 to 1996 is due to an increase in rental income due to higher average rental rates and a decrease in interest expense partially offset by an increase in legal fees and amortization expense. Interest expense decreased due to default interest incurred in 1995. Legal fees increased due to fees incurred in connection with the restructuring of the debt while amortization expense increased due to the amortization of loan fees occurred in the refinancing of the mortgage. The increase in the loss from 1994 to 1995 is the result of an increase in interest expense and real estate tax expense partially offset by an increase in rental income due to an increase in average occupancy (90% to 94%) and higher average rental rates combined with a decrease in maintenance and commissions expense. Interest expense increased due to default interest incurred before the loan was sold and real estate taxes increased due to the expiration of the tax abatement. Repairs and maintenance expense decreased due to expenditures for certain deferred maintenance items in 1994 and commissions decreased due to lower turnover of units.

                    Summary of Minority Interest Investments

                     In 1996, Registrant incurred losses of $17,000 at Saunders Apartments compared to a loss of $21,000 in 1995 and a loss of $20,000 in 1994. The Registrant expects to achieve in 1997 results comparable to those experienced in 1996.

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

                     Independent Auditor's Report

To the Partners of Diversified Historic Investors VI

We have audited the accompanying consolidated balance sheets of Diversified Historic Investors VI (a Pennsylvania Limited Partnership) and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, changes in partners' equity and cash flows for the years ended December 31, 1996, 1995 and 1994. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Strehlow Terrace Apartments Limited Partnership, which reflect total assets of $4,233,870 and $4,437,173 as of December 31, 1996 and 1995 and total revenues of $393,567 and $329,956, respectively for the years then ended. In addition, we did not audit the financial statements of Mater Dolorosa General Partnership which reflect assets of $2,165,984 and $2,270,611 as of December 31, 1996 and 1995 and total revenues of $396,038 and $394,822, respectively for the years then ended. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included Strehlow Terrace Apartments Limited Partnership and Mater Dolorosa General Partnership, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversified Historic Investors VI and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flow for the years ended December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.

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

Gross, Kreger & Passio, L.L.C.
Philadelphia, Pennsylvania
March 4, 1997

                     Independent Auditor's Report

To the Partners of
Strehlow Terrace Apartments Limited Partnership

We have audited the accompanying balance sheets of Strehlow Terrace Apartments Limited Partnership, (a Nebraska limited partnership), FHA Project No. 103-94006, as of December 31, 1996 and 1995, and the related statements of operations, partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Strehlow Terrace Apartments Limited Partnership at December 31, 1996 and 1995, and the results of its operations, changes in partners' deficit and cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The supplementary information listed in the table of contents is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Blackman & Associates, P.C.
Omaha, Nebraska
February 7, 1997

                     Independent Auditor's Report

To the Partners of
Mater Dolorosa General Partnership

We have audited the accompanying balance sheets of Mater Dolorosa General Partnership, for December 31, 1996 and 1995 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mater Dolorosa General Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Pailet, Meunier and LeBlanc, L.L.P.
Metairie, Louisiana
January 21, 1997

                   DIVERSIFIED HISTORIC INVESTORS VI
                        (a limited partnership)

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                   AND FINANCIAL STATEMENT SCHEDULES


Consolidated financial statements:                                  Page

       Consolidated Balance Sheets at December 31, 1996 and 1995     22

       Consolidated Statements of Operations for the Years Ended
         December 31, 1996, 1995, and 1994                           23

       Consolidated Statements of Changes in Partners' Equity for
         the Years Ended December 31, 1996, 1995, and 1994           24

       Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1996, 1995, and 1994                           25

       Notes to consolidated financial statements                   26-35

Financial statement schedules:

       Schedule XI - Real Estate and Accumulated Depreciation        37

       Notes to Schedule XI                                          38




All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                   DIVERSIFIED HISTORIC INVESTORS VI
                        (a limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      December 31, 1996 and 1995

                                Assets

                                                1996                   1995
Rental properties at cost:
       Land                                  $ 1,081,164           $ 1,081,164
       Buildings and improvements             33,506,607            33,462,131
       Furniture and fixtures                  1,068,784             1,068,784
                                              ----------            ----------
                                              35,656,555            35,612,079
       Less - accumulated depreciation       (10,933,587)           (9,605,719)
                                              ----------            ----------
                                              24,722,968            26,006,360

Cash and cash equivalents                         59,334                72,395
Restricted cash                                  362,796               297,751
Investment in affiliate                           27,301                44,572
Other assets (net of accumulated
   amortization of $424,590 and $354,858)        385,345               346,643
                                              ----------            ----------
             Total                           $25,557,744           $26,767,721
                                              ==========            ==========

                                 Liabilities and Partners' Equity
Liabilities:
       Debt obligations                      $19,353,961           $19,141,915
       Accounts payable:
             Trade                               790,335               675,141
             Taxes                                21,830                49,414
             Related parties                     272,760               296,166
             Other                                70,926                39,310
       Interest payable                        1,254,336               654,897
       Tenant security deposits                  138,963               141,310
                                              ----------            ----------
             Total liabilities                21,903,111            20,998,153
                                              ----------            ----------
Partners' equity                               3,654,633             5,769,568
                                              ----------            ----------
             Total                           $25,557,744           $26,767,721
                                              ==========            ==========
The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS VI
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS

         For the Years Ended December 31, 1996, 1995 and 1994

                                         1996           1995            1994

Revenues:
       Rental income                  $2,622,418     $2,516,916     $2,976,153
       Interest income                     1,229          3,300          5,864
                                       ---------      ---------      ---------
             Total revenues            2,623,647      2,520,216      2,982,017
                                       ---------      ---------      ---------
Costs and expenses:
       Rental operations               1,373,076      1,228,389      1,495,727
       General and administrative        176,949        280,577        342,785
       Interest                        1,773,685      2,123,206      1,719,645
       Depreciation and amortization   1,397,601      1,364,876      1,703,576
                                       ---------      ---------      ---------
             Total costs and expenses  4,721,311      4,997,048      5,261,733
                                       ---------      ---------      ---------
Loss before minority interests and
   equity in affiliate                (2,097,664)    (2,476,832)    (2,279,716)
Equity in net loss of affiliate          (17,271)       (21,029)       (20,076)
                                       ---------      ---------      ---------
Loss before extraordinary item        (2,114,935)    (2,497,861)    (2,299,792)
Extraordinary income                           0              0      1,483,064
                                       ---------      ---------      ---------
Net loss                             ($2,114,935)   ($2,497,861)   ($  816,728)
                                       =========      =========      =========
Net loss per limited partnership unit:
       Loss before minority interests and
          equity in affiliate        ($    81.57)   ($    86.31)   ($    88.64)
       Equity in net loss of affiliate      (.67)          (.82)          (.78)
                                       ---------      ---------      ---------
       Loss before extraordinary item     (82.24)        (97.13)        (89.42)
       Extraordinary item                      0              0          57.67
                                       ---------      ---------      ---------
                                     ($    82.24)   ($    97.13)   ($    31.75)
                                       =========      =========      =========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                        (a limited partnership)

         CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY

         For the Years Ended December 31, 1996, 1995 and 1994


                                              Dover
                                            Historic
                                            Advisors      Limited
                                             VI (1)     Partners (2)    Total

Percentage participation in profit or loss     1%           99%         100%
                                              ---          ----        -----
Balance at December 31, 1993               ($119,818)   $9,203,975   $9,084,157

Net loss                                      (8,167)     (808,561)    (816,728)
                                             -------     ---------    ---------
Balance at December 31, 1994                (127,985)    8,395,414    8,267,429

Net loss                                     (24,979)   (2,472,882)  (2,497,861)
                                             -------     ---------    ---------
Balance at December 31, 1995                (152,964)    5,922,532    5,769,568

Net loss                                     (21,149)   (2,093,786)  (2,114,935)
                                             -------     ---------    ---------
Balance at December 31, 1996               ($174,113)   $3,828,746   $3,654,633
                                             =======     =========    =========


 (1)   General Partner.

 (2) 25,461 limited partnership units outstanding at December 31, 1996, 1995, and 1994.

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

         For the Years Ended December 31, 1996, 1995 and 1994

                                             1996          1995         1994
Cash flows from operating activities:
Net loss                                 ($2,114,935) ($2,497,861) ($  816,728)
   Adjustments to reconcile net loss to
     net cash (used in) provided by
     operating activities:
Depreciation and amortization              1,397,601    1,364,876    1,703,576
Extraordinary income                               0            0   (1,483,064)
Equity in loss of affiliate                   17,271       21,029       20,076
Changes in assets and liabilities:
   (Increase) decrease in restricted cash    (65,045)      (6,211)     147,156
   Increase in other assets                 (108,436)    (249,461)      (3,477)
   Increase in accounts payable - trade      115,195      215,589      224,274
   (Decrease) increase in accounts payable
     - taxes                                 (27,584)     (18,308)      11,138
   (Decrease) increase in accounts payable
     - related party                         (23,406)      27,355       (5,982)
   Increase (decrease) in accounts payable
     - other                                  31,616       (3,333)      52,726
   Increase in interest payable              599,439      144,748      150,678
   (Decrease) increase in tenant security
     deposits                                 (2,347)       4,386        6,123
       Net cash (used in) provided by        -------    ---------      -------
         operating activities               (180,631)    (997,191)       6,496
                                             -------    ---------      -------
Cash flows from investing activities:
   Purchase of rental property               (44,476)    (171,516)     (17,167)
                                             -------    ---------      -------
       Net cash used in investing activities (44,476)    (171,516)     (17,167)
                                             -------    ---------      -------
Cash flows from financing activities
   Proceeds from debt financing              360,704    1,309,064       31,222
   Principal payments                       (148,658)    (127,138)    (139,022)
       Net cash provided by (used in)        -------    ---------      -------
         financing activities                212,046    1,181,926     (107,800)
(Decrease) increase in cash and cash         -------    ---------      -------
  equivalents                                (13,061)      13,219     (118,471)
Cash and cash equivalents at beginning of year72,395       59,176      177,647
                                             -------    ---------      -------
Cash and cash equivalents at end of year    $ 59,334   $   72,395     $ 59,176
                                             =======    =========      =======
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for interest $1,174,246   $1,076,594   $1,164,477

Supplemental Schedule of Non-Cash Investing and Financing Activities:
   Net assets transferred for liability reduction*:
      Net assets transferred                       0            0   $5,119,758
      Liability reduction                          0            0   $5,528,863

*  As a result of foreclosures on properties owned by the Partnership.

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

NOTE B - SUMMARY OF ACCOUNTING POLICIES

A  summary of the significant accounting policies consistently applied
in   the   preparation  of  the  accompanying  consolidated  financial statements follows:

1.     Principles of Consolidation

The accompanying financial statements include the accounts of the Partnership and six subsidiary partnerships ("Ventures") in which the Partnership has controlling interests, with appropriate elimination of inter-partnership transactions and balances. In addition, the Partnership owns a minority interest of 30% in one partnership, which it accounts for on the equity method. Allocations of income and loss to the minority owners of the Ventures will be made until and unless the cumulative losses applicable to the minority interests exceed the minority interests in the equity capital of the Ventures. These financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of the Partnership's General partner, are necessary for a fair statement of the results for those years.

2.     Depreciation

Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Buildings and improvements are depreciated over 25 years and furniture and fixtures over five years.

3.     Net Loss Per Partnership Unit

The net loss per limited partnership unit is based on the weighted average number of limited partnership units outstanding (25,461 in 1996, 1995 and 1994).

4.     Costs of Issuance

Costs incurred in connection with the offering and sale of limited partnership units were charged against partners' equity as incurred.

5.     Cash and Cash Equivalents

The Partnership considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents.

6.     Income Taxes

Income taxes or credits resulting from earnings or losses are payable by or accrue to the benefits of the partners; accordingly, no provision has been made for income taxes in these financial statements.

7.     Restricted Cash

Restricted cash includes amounts held for tenant security deposits and real estate tax reserves.

8.     Revenue Recognition

Revenues  are recognized when rental payments are due on  a  straight-
line  basis.   Rental payments received in advance are deferred  until
earned.

9.     Rental Properties

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

10.    New Accounting Pronouncement

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

       Increase in assets                                $ 933,339
       Increase in liabilities                            (933,339)
                                                           -------
         Net effect on Partnership                       $       0
                                                           =======
NOTE D - LEASES

The Partnership's leases with commercial tenants are classified as operating leases. Leases are generally for a period of three to five years and provide for a fixed base rent plus contingent rents based on level of sales and sharing of certain operating costs.

Minimum future commercial rentals on operating leases as of December 31, 1996 are as follows:

                       1997                    $489,055
                       1998                     457,660
                       1999                     438,242
                       2000                     227,149
                       2001                     151,367

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

In December 1988, the Partnership was admitted, with a 97% general partner and a 1% limited partner interest, to a West Virginia limited partnership which owned a building located in Huntington, West Virginia, consisting of 53 apartment units and 41,590 square feet of commercial space, for a general partner cash capital contribution of $1,470,000 and limited partner cash capital contribution of $10,000. In addition, $492,609 of acquisition costs relating to the investment were capitalized as part of building and improvements. The lender foreclosed on the property in October 1994.

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

In December 1988, the Partnership purchased 78 condominium units and 6,700 square feet of commercial space located in North Carolina for $5,042,000. In addition, $774,258 of acquisition costs relating to the property were capitalized as part of buildings and improvements. On January 21, 1994, the property was transferred to a Pennsylvania limited partnership in which the partnership owns a 99% interest. On March 14, 1997, the Registrant was declared in default on the first mortgage for failure to make the minimum monthly payment. On March 31, 1997, a settlement agreement was reached whereby the Registrant has agreed to relinquish its partnership interests in the limited partnership.

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

NOTE G - DEBT OBLIGATIONS

Debt obligations were as follows:                                 December 31,
                                                                1996      1995
                                                              -------    -------
Note  payable, non-interest bearing; principal due upon  $   500,000  $  500,000
sale of property; collateralized by related rental property.

Note payable, interest at 8.64% at December 31, 1996 and      39,457      44,294
1995, adjusted every three years, based upon the three-year
Treasury Bill rate plus 250 basis points, payable in semi-annual installments of principal and interest of $4,686
(payment adjusted in accordance with interest rate changes);
due in November 2001; collateralized by related rental property.

Note payable, interest at 8.25% and 9.44% at December 31,    365,808     379,383
1996 and 1995, respectively; payable in monthly installments of principal and interest of $3,153; due in August 2006;
collateralized by related rental property. (A)

Note payable, interest at 8.5% at December 31, 1996; payable  15,013           0
in monthly installments of principal and interest  of  $776;
due in August 1998. (A)

Note payable, interest at 8.5%, payable in monthly         1,251,224   1,359,710
installments of principal and interest of $17,627, due in April 2005; collateralized by related rental property.

Mortgage loan, interest accrues at prime plus .5%          4,239,795   4,202,189
effective rate of 8.75% and 9% at December 31, 1996 and 1995, respectively), interest only payable monthly to the extent of net operating income; principal due October
1998; collateralized by related rental property.

Mortgage loan, interest at 9.75%, payable in monthly         887,140     895,661
installments of principal and interest of $8,021; principal due June 2005; collateralized by related rental property.

Mortgage loan, interest at 12%, interest only payable      3,649,988   3,583,625
monthly to the extent of net operating income with a minimum of $25,000; principal due August 2000; collateralized by related rental property. (B)

Note payable, non-interest bearing; principal due upon sale   75,000      75,000
of property; collateralized by related rental property.

Note payable, interest at 10.25%; payable in monthly       1,775,053   1,775,053
installments of principal and interest of $15,540, with maturity in March 2030; collateralized by related rental property.

Note payable, interest at 1%, accruing to principal;       1,700,000   1,700,000
unpaid principal and interest are due upon sale or in January 2030; collateralized by related rental property.

Note payable, interest at 7.75%; interest only payable     1,652,722   4,627,000
monthly to the extent of net operating income; due December
2000; collateralized by related rental property. (C)

Mortgage loan, interest at 8.75%, payable in monthly
installments of principal and interest of $25,300;
principal due April 2003; collateralized by related
rental property. (C)                                       3,202,761          0
                                                          ---------- -----------
                                                         $19,353,961 $19,141,915

(A) In August 1996, the Registrant refinanced the first mortgage and paid the closing costs by borrowing $17,065.

(B)    See Note H.

(C) In April 1996, the Partnership refinanced $3,215,000 of the first mortgage.

Maturities of debt obligation at December 31, 1996 were as follows:

               Year Ending December 31,

                          1997                     $  221,587
                          1998                      4,457,136
                          1999                        226,496
                          2000                      5,546,403
                          2001                        259,796
                          Thereafter                8,642,543
                                                   ----------
                                                  $19,353,961
                                                   ==========
NOTE H - COMMITMENTS AND CONTINGENCIES

On February 14, 1994, Locke Mill Partners, a limited partnership in which the Partnership owns a 99% interest, filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. On June 6, 1995, LMP filed the Second Plan of Reorganization (the "Plan") and the Plan was confirmed in August 1995. The Plan provides for the following : (1) the sale of some or all of the units in order to satisfy the claims of its creditors; and (2) an extension of the maturity date of the notes payable for three years, with the option to extend for an additional two years if fifty percent (50%) of the principal amount of the debt has been retired at that time. The net proceeds of the sales will be used to retire the principal balance of the debt. The Partnership has entered into an agreement with a new lender who has agreed to fund the necessary costs for the marketing and any improvements to the units in return for a wrap mortgage on the property in the amount of $3,500,000. Monthly payments of interest to the new lender are to be made in an amount equal to net operating income, with a minimum of $25,000 per month. The note accrues interest at 12% and is due in August 2000. On March 14, 1997, the Partnership was declared in default on the first mortgage for failure to make the minimum monthly payment. On March 31, 1997, a settlement agreement was reached whereby the Partnership has agreed to relinquish its partnership interests in LMP.

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

NOTE J - SUBSEQUENT EVENTS

A property owned by Strehlow Terrace Apartments Limited Partnership ("STALP"), a limited partnership in which the Partnership owns a 98% interest, has historically been unable, from its own revenues, to meet its operating expenses and required debt service payments, the Developer/Operating General Partner has provided the necessary funds. Through 1992, these funds were provided pursuant to legal obligations, thereafter, the Registrant was able to prevail upon the Developer to continue such funding on a voluntary basis. In 1996, the Developer reported that it was no longer able nor willing to make such advances. To avoid loss of STALP's property, either through foreclosure or a forced sale at depressed values, in January 1997 the Partnership sold approximately 20% of its interest in STALP. Simultaneously with the sale, the Partnership Agreement was amended to allocate Low Income Housing Tax Credits in the amount of $587,549 over the next four years to the purchaser. The proceeds from the sale were sufficient to satisfy outstanding obligations and should enable STALP to continue to operate in the foreseeable future.

NOTE K - INCOME TAX BASIS RECONCILIATION

Certain items enter into the determination of the results of operations in different time periods for financial reporting ("book") purposes and for income tax ("tax") purposes. Reconciliations of net loss and partners' equity follow:

                                            For the Years Ended December 31,
                                          1996           1995            1994
                                        --------       --------        --------
Net loss - book                      ($ 2,114,935)  ($ 2,497,861)  ($   816,728)
Excess of tax under book depreciation     403,406        380,754        379,925
Interest                                 (618,142)       676,241        213,252
Gain on foreclosure                             0              0       (943,490)
Other timing differences                   22,804        (81,401)        10,827
Minority interest - tax only               53,507         46,386         59,798
                                       ----------     ----------     ----------
Net loss - tax                       ($ 2,253,360)  ($ 1,475,881)  ($ 1,096,416)
                                       ==========     ==========     ==========

Partners' equity - book               $ 3,654,633    $ 5,769,568    $ 8,267,429
Costs of issuance                       3,279,930      3,279,930      3,279,930
Cumulative tax under book loss          3,402,667      3,541,092      2,519,112
Investment credit recapture                 9,900          9,900          9,900
Rehabilitation credit                    (251,117)      (251,117)      (251,117)
                                       ----------     ----------     ----------
Partner's equity - tax                $10,096,013    $12,349,373    $13,825,254
                                       ==========     ==========     ==========

                       SUPPLEMENTAL INFORMATION

                          DIVERSIFIED HISTORIC INVESTORS VI
                                (a limited partnership)

                  SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  DECEMBER 31, 1996

                                                               Costs Capitalized
                                  Initial Cost                  Subsequent to
                                 to Partnership                  Acquisition
                                      (b)
                                                   Buildings
                                                      and
Description (a)       Encumbrances     Land       Improvements    Improvements
                           (e)          (b)
17 unit apartments
and 3,100 square
feet of retail          $  920,278    $   10,000    $ 1,774,986    $    18,370
space in Omaha, NE

68 unit apartments
in New Orleans, LA       1,251,224         -          2,948,634        471,015

32,500 square feet
of commercial space
in Alexandria, VA        5,126,934       540,238      5,014,827      1,232,808

78 unit condominiums
and 6,700 square feet
of commercial space
in Concord, NC           3,649,988       130,926      5,748,914        944,092

70 apartment units
in Omaha, NE             3,550,053         -            448,993      5,860,590

71 unit apartments
and 8,500 square
feet of commercial
space in Manayunk, PA    4,855,484       400,000        664,508      9,447,654
                        ----------     ---------     ----------     ----------
                       $19,353,961    $1,081,164    $16,600,862    $17,974,529
                        ==========     =========     ==========     ==========
                              Gross Amount at
                              which Carried at
                                 December 31,
                                   1996

                                Buildings and              Accum.   Date of Date
Description (a)        Land     Improvements Total (c)(d)  Depr.(d) Constr. Acq
                                                                          (e)(a)
17 unit apartments
and 3,100 square
feet of retail space
in Omaha, NE       $   10,000   $ 1,793,356 $ 1,803,356  $   619,884  1988  7/88

68 unit apartments        -       3,419,649   3,419,649    1,213,685  1988  7/88
in New Orleans, LA

32,500 square feet of
commercial space in
Alexandria, VA        540,238    6,6247,635   6,787,873    1,915,912  1988 12/88

78 condominium units
and 6,700 square feet
of commercial space
in Concord, NC        130,926    6,693,006    6,823,932    2,031,336  1988 12/88

70 apartment units
in Omaha, NE              -      6,309,583    6,309,583    1,858,545  1989 1/89

71 unit apartments
and 8,500 square feet
of commercial space
in Manayunk, PA       400,000   10,112,162   10,512,162    3,294,225  1989 2/89
                    ---------   ----------   ----------   ----------
                   $1,081,164  $34,575,391  $35,656,555  $10,933,587
                    =========   ==========   ==========   ==========

                   DIVERSIFIED HISTORIC INVESTORS VI
                        (a limited partnership)

                         NOTES TO SCHEDULE XI

                           DECEMBER 31, 1996

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

(C) The cost of real estate owned at December 31, 1996, for Federal income tax purposes was approximately $32,236,020. The depreciable basis of the building and improvements of the properties has been reduced for Federal income tax purposes by the historic rehabilitation credit.

(D)    Reconciliation of real estate:

                                           1996          1995          1994
Balance at beginning of year           $35,612,079   $34,507,224   $41,460,786
Additions during this year:
   Improvements                             44,476       171,516        17,167
   Other increase                                0       933,339             0
                                        ----------    ----------    ----------
Deductions during the year:
   Retirements                                   0             0    (6,970,729)
                                        ----------    ----------    ----------
Balance at end of year                 $35,656,555   $35,612,079   $34,507,224
                                        ==========    ==========    ==========
Reconciliation of accumulated depreciation:
                                           1996          1995           1994
Balance at beginning of year           $ 9,605,719   $ 8,277,323   $ 8,185,818
Depreciation expense for the year        1,327,868     1,328,396     1,703,576
Retirements                                      0             0    (1,612,071)
                                        ----------    ----------    ----------
Balance at end of year                 $10,933,587   $ 9,605,719   $ 8,277,323
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

               b.   Identification of Executive Officers

                     The General Partner of the Registrant is Dover Historic Advisors VI (DoHA-VI), a Pennsylvania general partnership. The partners of DoHA-VI are as follows:

Name             Age Position            Term of Office  Period Served

Gerald Katzoff   49  Partner in DoHA-VI  No fixed term   January 1988 - May 1997

DHP, Inc.        --  Partner in DoHA-VI  No fixed term   January 1988 - May 1997
(Formerly Dover
Historic
Properties, Inc.)
SWDHA, Inc.      --  Partner in DoHA-VI  No fixed term   Since May 1997


EPK, Inc.        --  Partner in DoHA-VI  No fixed term   Since May 1997



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

               e. Business Experience. DoHA-VI is a general partnership formed in 1987. The General Partner is responsible for management and control of Registrant's affairs and will have general responsibility and authority in conducting its operations. The General Partner may retain its affiliates to manage certain of the Properties.

              On May 13, 1997, SWDHA, Inc. replaced Gerald Katzoff and EPK, Inc. replaced DHP, Inc. as partners of DoHA-VI. Spencer
Wertheimer, the President of SWDHA, Inc., is an attorney with extensive experience in real estate activities ventures.

              EPK, Inc. is a Delaware corporation formed for the purpose of managing properties or interests therein. EPK, Inc. is a wholly-owned subsidiary of D, LTD, an entity formed in 1985 to act as the holding company for various corporations engaged in the development and management of historically certified properties and conventional real estate as well as a provider of financial (non-banking) services. EPK, Inc. is an affiliate of DoHA-VI.

              The officers and directors of EPK, Inc. are described below.

             Donna M. Zanghi (age 40) was appointed on May 13, 1997 as Secretary and Treasurer of EPK, Inc. Ms. Zanghi previously served as Secretary and Treasurer of DHP, Inc. since June 14, 1993 and as a Director and Secretary/Treasurer of D, LTD. She was associated with DHP, Inc. and its affiliates since 1984 except for the period from December 1986 to June 1989 and the period from November 1, 1992 to June 14, 1993.

              Michele F. Rudoi (age 32) was appointed on May 13, 1997 as Assistant Secretary and Director of EPK, Inc. Ms. Rudoi previously served as Assistant Secretary and Director of both D, LTD and DHP, Inc. since January 27, 1993.

Item 11.       Executive Compensation

                a. Cash Compensation - During 1996, Registrant paid no cash compensation to DoHA-VI, any partner therein or any person named in paragraph c. of Item 10.

               b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 1996, or is proposed to be paid or distributed in the future, to DoHA-VI, any partner therein, or any person named in paragraph c. of Item 10 of this report.

                c. Other Compensation - No compensation not referred to in paragraph a. or paragraph b. of this Item was paid or distributed during 1996 to DoHA-VI, any partner therein, or any person named in paragraph c. of Item 10.

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

Item 13.       Certain Relationships and Related Transactions

                a. Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DoHA-VI is entitled to 10% of Registrant's distributable cash from operations in each year. There was no such share allocable to DoHA-VI for fiscal years 1994 through 1996.

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

                                PART IV


Item 14. (A)   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

               1.  Financial Statements:

                   a. Consolidated Balance Sheets at December 31, 1996 and 1995.

                   b. Consolidated  Statements of Operations for the Years Ended
                      December 31, 1996, 1995 and 1994.

                   c. Consolidated Statements of Change in Partners' Equity for
                      the Years Ended December 31, 1996, 1995 and 1994.

                   d. Consolidated Statements of Cash Flows for the Years Ended
                      December 31, 1996, 1995 and 1994.

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

                        21 Subsidiaries of the Registrant are listed in Item 2. Properties of this Form 10-K.

                   (b) Reports on Form 8-K:

                       No reports were filed on Form 8-K during the quarter ended December 31, 1996.

                   (c) Exhibits:

                       See Item 14 (A) (3) above.

                              SIGNATURES

        Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            DIVERSIFIED HISTORIC INVESTORS VI

Date: October 9, 1997       By: Dover Historic Advisors VI, General Partner

                                By: EPK, Inc., Partner

                                    By: /s/ Donna M. Zanghi
                                        ---------------------------
                                        DONNA M. ZANGHI,
                                        Secretary and Treasurer

                                    By: /s/ Michele F. Rudoi
                                        ---------------------------
                                        MICHELE F. RUDOI,
                                        Assistant Secretary

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

        Signature                     Capacity               Date

DOVER HISTORIC ADVISORS VI        General Partner

By: EPK, Inc., Partner


    By:  /s/ Donna M. Zanghi                             October 9, 1997
         -----------------------
         DONNA M. ZANGHI,
         Secretary and Treasurer

    By:  /s/ Michele F. Rudoi                            October 9, 1997
         -----------------------
         MICHELE F. RUDOI,
         Assistant Secretary