Form 10-Q
period 1997-03-31
DIVERSIFIED HISTORIC INVESTORS VI
filed 1997-10-14
CIK 828604

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1997
                               ---------------------------------------
                                  or

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________

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

                    PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

             Consolidated Balance Sheets - March 31, 1997 (unaudited) and December 31, 1996
             Consolidated Statements of Operations - Three Months Ended March 31, 1997 and 1996 (unaudited)
             Consolidated Statements of Cash Flows - Three Months Ended March 31, 1997 and 1996 (unaudited)
             Notes to Consolidated Financial Statements  (unaudited)

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

               (1)  Liquidity

                     As of March 31, 1997, Registrant had cash of $50,981. Such funds are expected to be used to pay liabilities and general and administrative expenses of Registrant, and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                     As of March 31, 1997, Registrant had restricted cash of $278,231 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

                     A property owned by Strehlow Terrace Apartments Limited Partnership ("STALP"), a limited partnership in which the Registrant owns a 98% interest, has historically been unable, from its own revenues, to meet its operating expenses and required debt service payments, the Developer/Operating General Partner has provided the necessary funds. Through 1992, these funds were provided pursuant to legal obligations. Thereafter, the Registrant was able to prevail upon the Developer to continue such funding on a voluntary basis. In 1996, the Developer reported that it was no longer able nor willing to make such advances. To avoid loss of STALP's property, either through foreclosure or a forced sale at depressed values, in January 1997 the Registrant sold approximately 20% of its interest in STALP. Simultaneously with the sale, the Partnership Agreement was amended to allocate Low Income Housing Tax Credits in the amount of $587,549 over the next four years to the purchaser. The proceeds from the sale were sufficient to satisfy outstanding obligations and should enable STALP to continue to operate in the foreseeable future.

                     On  March  14,  1997,  one  of  the  Registrant's
properties, held by Locke Mill Partners ("LMP"), was declared in default on its first mortgage for failure to make the minimum monthly payment. On March 31, 1997, a settlement agreement was reached whereby the Registrant agreed to relinquish its partnership interests in LMP in satisfaction of the mortgage.

                     In recent years the Registrant has realized significant losses, including the foreclosure of two properties. At the present time, all remaining properties are able to pay their operating expenses and debt service; however, at two of the six properties, the mortgages are basically "cash-flow" mortgages, requiring all available cash after payment of operating expenses to be paid to the first mortgage holder. Therefore, it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses.

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

               (3)  Results of Operations

                     During the first quarter of 1997, Registrant incurred a net loss of $1,151,017 ($44.76 per limited partnership unit) compared to a net loss of $664,716 ($25.85 per limited partnership unit) for the same period in 1995. Included in the first quarter of 1997 loss is $769,620 of extraordinary loss relating to the foreclosure of Locke Mill.

                     Rental income decreased $9,413 from $663,655 in the first quarter of 1996 to $654,242 in the same period in 1997. The decrease in the first quarter of 1997 from the same period in 1996 is due to a decrease at Strehlow Terrace partially offset by increases in rental income at Locke Mill, Canal House, and Firehouse Square. Rental income decreased at Strehlow Terrace due to a rental increase received in 1996 from the Omaha Housing Authority retroactive to the years 1989-1994. The increases at Locke Mill and Canal House were due to increases in the average occupancy (89% to 91% and 93% to 98%), respectively, and an increase in the average rental rates. The increase at Firehouse Square was due to an increase in the average occupancy (64% to 81%).

                Other income increase $205,643 from $0 in the first quarter of 1996 to $205,643 in the same period in 1997. The increase from the first quarter of 1996 to the same period in 1997 is due to the sale of the interest in Strehlow Terrace Apartments Limited Partnership, as referred to above.

                      Expenses for rental operations decreased by $117,209 from $512,676 in the first quarter of 1996 to $395,467 in the same period in 1997. The decrease is mainly the result of legal fees incurred in 1996 in connection with the restructuring of the debt at Canal House partially offset by an increase in condominium fees at Locke Mill due to a special assessment charged by the condominium association for capital improvements to the building and an increase in bad debt expense resulting from the write-off of tenant receivables that were deemed uncollectible at Mater Dolorosa.

                     Depreciation and amortization expense increased $8,863 from $344,047 in the first quarter of 1996 to $352,910 in the same period in 1997. The increase is due to an increase in amortization expense at Canal House due to the amortization of loan fees incurred in the refinancing of the property.

                      Interest expense increased by $21,288 from $406,576 in the first quarter of 1996 to $427,864 in the same period in 1997. The increase is due to an increase in the principal balance of the note at Canal House and an increase in the prime lending rate upon which interest is accrued at Firehouse Square.

                      Losses  incurred  during  the  quarter  at   the
Registrant's properties amounted to $1,236,000 compared to a loss of approximately $580,000 for the same period in 1996.

                     In the first quarter of 1997, Registrant incurred a loss of $852,000 at Locke Mill Plaza including $63,000 of depreciation and amortization expense, compared to a loss of $119,000 in the first quarter of 1996, including $59,000 of depreciation and amortization expense. The first quarter of 1997 loss without the effect of the foreclosure would have been $118,000. The decreased loss from the first quarter of 1996 to the same quarter of 1997 is the result of an increase in rental income due an increase in average occupancy (89% to 91%) and an increase in the average rental rates partially offset by an increase in condominium fees due to a special assessment charged by the condominium association for capital improvements to the building.

                     In both the first quarters of 1997 and 1996, Registrant incurred a loss of $17,000 at Roseland including $18,000 of depreciation. Since Roseland is a low income housing property, rents are fixed in relation to specified income levels. As a result, similar to Mater Dolorosa and Strehlow Terrace discussed below, the property experiences high occupancy but rental income and operating expenses do not vary significantly.

                     In the first quarter of 1997, Registrant incurred a loss of $134,000 at Firehouse House including $63,000 of depreciation and amortization expense, compared to a loss of $147,000 including $64,000 of depreciation and amortization expense in the first quarter of 1996. The decrease in the loss from the first quarter of 1996 to the same period in 1997 is due to an increase in rental income partially offset by an increase in interest expense.
Rental income increased due to an increase in the average occupancy (64% to 81%) while interest expense increased due to an increase in the prime lending rate upon which interest is accrued.

                     In the first quarter of 1997, Registrant incurred a loss of $24,000 at Mater Dolorosa including $32,000 of depreciation and amortization expense, compared to a income of $2,000 including $32,000 of depreciation and amortization expense in the first quarter of 1995. The increase in the loss from the first quarter of 1996 to the same period in 1997 is due to an increase in bad debt expense resulting from the write-off of tenant receivables that were deemed uncollectible.

                     In the first quarter of 1997, Registrant incurred a loss of $57,000 at Strehlow Terrace including $57,000 of depreciation expense, compared to a loss of $14,000 including $57,000 of depreciation expense in the first quarter of 1996. The increase in the loss from the first quarter of 1996 to the same period in 1997 is due to a decrease in rental income. Rental income decreased due to a lump sum payment of rental increases received from the Omaha Housing Authority retroactive to the years 1989-1994 in the first quarter of 1996.

                     In the first quarter of 1997, Registrant incurred a loss of $152,000 at Canal House including $101,000 of depreciation and amortization expense, compared to a loss of $285,000 including $91,000 of depreciation and amortization expense in the first quarter of 1996. The decrease in the loss from the first quarter of 1996 to the same period in 1997 is due to an increase in rental income combined with a decrease in legal fees partially offset by an increase in interest and amortization expense. Rental income increased due to an increase in average occupancy (93% to 98%) and an increase in the average rental rates. Legal fees decreased due to fees incurred in connection with the restructuring of the debt in the first quarter of 1996. Interest expense increased due to a higher principal balance upon which interest is accrued and amortization expense increased due to the amortization of loan fees incurred in the refinancing of the property.

                      The Registrant owns a minority interest in Saunders Apartments which it accounts for on the equity method. The Registrant does not include the assets or liabilities of Saunders Apartments in its consolidated financial statements. The following information is provided for the property. In the first quarter of 1997, Registrant incurred a loss of $4,000 at Saunders Apartments compared to a loss of $5,000 in the first quarter 1996. The decrease in the loss is due to an increase in rental income due to an increase in the average rental rates.

                   DIVERSIFIED HISTORIC INVESTORS VI
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS

                                Assets

                                        March 31, 1997        December 31, 1996
                                         (Unaudited)
Rental properties, at cost:
Land                                    $    950,238            $  1,081,164
Buildings and improvements                27,056,185              33,506,607
  Furniture and fixtures                     831,543               1,068,784
                                          ----------              ----------
                                          28,837,966              35,656,555
Less - Accumulated depreciation           (9,173,342)            (10,933,587)
                                          ----------              ----------
                                          19,664,624              24,722,968

Cash and cash equivalents                     50,981                  59,334
Restricted cash                              278,231                 362,796
Investment in affiliate                       23,519                  27,301
Other  assets  (net  of  amortization of
$392,480 and $424,590 at March 31, 1997
and December 31, 1996, respectively)         377,384                 385,345
                                          ----------              ----------
       Total                             $20,394,739             $25,557,744
                                          ==========              ==========

                   Liabilities and Partners' Equity

Liabilities:
Debt obligations                         $15,664,204             $19,353,961
Accounts payable:
       Trade                                 639,879                 790,335
       Taxes                                  21,830                  21,830
       Related parties                       265,757                 272,760
       Other                                  37,692                  70,926
Interest payable                           1,122,475               1,254,336
Tenant security deposits                     139,286                 138,963
                                          ----------              ----------
       Total liabilities                  17,891,123              21,903,111
                                          ----------              ----------
Partners' equity                           2,503,616               3,654,633
                                          ----------              ----------
       Total                             $20,394,739             $25,557,744
                                          ==========              ==========
The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three Months Ended March 31, 1997 and 1996
                              (Unaudited)


                                            Three months        Three months
                                               ended                ended
                                             March 31,            March 31,
                                                1997                 1996
Revenues:
Rental income                              $   654,242          $   663,655
Other income                                   205,643                    0
Interest income                                    266                  359
                                             ---------            ---------
         Total revenues                        860,151              664,014
                                             ---------            ---------
Costs and expenses:
Rental operations                              395,467              512,676
General and administrative                      61,525               60,255
Interest                                       427,864              406,576
Depreciation and amortization                  352,910              344,047
                                             ---------            ---------
       Total costs and expenses              1,237,766            1,323,554
                                             ---------            ---------
Loss before equity in affiliate and
extraordinary loss                            (377,615)            (659,541)
Equity in net loss of affiliate                 (3,782)              (5,175)
                                             ---------            ---------
Loss before extraordinary loss                (381,397)            (664,716)
Extraordinary loss                            (769,620)                   0
                                             ---------            ---------
Net loss                                   ($1,151,017)         ($  664,716)
                                             =========            =========
Net loss per limited partnership unit:
  Loss before equity in affiliate and
    extraordinary loss                     ($    14.68)         ($    25.65)
  Equity in net loss of affiliate                 (.15)                (.20)
                                             ---------            ---------
  Loss before extraordinary loss                (14.83)              (25.85)
  Extraordinary loss                            (29.93)                   0
                                             ---------            ---------
                                           ($    44.76)         ($    25.85)
                                             =========            =========
The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Three Months Ended March 31, 1997 and 1996
                              (Unaudited)

                                                         Three months ended
                                                             March 31,
                                                       1997             1996
Cash flows from operating activities:
 Net loss                                          ($1,151,017)     ($664,716)
 Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
 Depreciation and amortization                         352,910        344,047
 Equity in loss of affiliate                             3,782          5,175
 Extraordinary loss                                    769,620              0
 Changes in assets and liabilities:
 Decrease in restricted cash                            61,491         51,330
 Increase in other assets                              (80,400)       (22,860)
 (Decrease) increase in accounts payable - trade        (2,405)        76,961
 Increase in accounts payable - related parties          2,997            915
 (Decrease) increase in accounts payable - other       (28,159)         4,533
 Increase in interest payable                           91,417        134,269
 Increase (decrease) in tenant security deposits        16,123        (10,637)
                                                    ----------        -------
Net cash provided by (used in) operating activities     36,359        (80,983)
                                                    ----------        -------
Cash flows from investing activities:
 Capital expenditures                                   (6,008)       (16,769)
                                                    ----------        -------
Net cash used in investing activities                   (6,008)       (16,769)
                                                    ----------        -------
Cash flows from financing activities:
 Proceeds from debt financing                            4,008        127,455
 Principal payments                                    (42,712)       (28,565)
                                                    ----------        -------
Net cash (used in) provided by financing activities    (38,704)        98,890
                                                    ----------        -------
(Decrease) increase in cash and cash equivalents        (8,353)         1,138
                                                    ----------        -------
Cash and cash equivalents at beginning of period        59,334         72,395
                                                    ----------        -------
Cash and cash equivalents at end of period         $    50,981       $ 73,533
                                                    ==========        =======

The accompanying notes are an integral part of these financial statements.

                  DIVERSIFIED HISTORIC INVESTORS VI
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors VI (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K of the Registrant, and notes thereto, for the year ended December 31, 1996.

The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.

                      PART II - OTHER INFORMATION


Item 1.        Legal Proceedings

                On March 14, 1997, one of the Registrant's properties, held by Locke Mill Partners ("LMP"), was declared in default on its first mortgage for failure to make the minimum monthly payment. On March 31, 1997, a settlement agreement was reached whereby the Registrant agreed to relinquish its partnership interests in LMP in satisfaction of the mortgage.

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

               (b)   Reports on Form 8-K:

                     No reports were filed on Form 8-K during the quarter ended March 31, 1997.

                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 13, 1997   DIVERSIFIED HISTORIC INVESTORS VI
       ----------------
                          By: Dover Historic Advisors VI, Inc., General Partner

                              By: EPK, Inc., Partner

                                  By: /s/ Donna M. Zanghi
                                      -------------------
                                      DONNA M. ZANGHI,
                                      Secretary and Treasurer