Form 10-Q
period 1997-06-30
DIVERSIFIED HISTORIC INVESTORS VI
filed 1997-10-14
CIK 828604

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 1997
                               ---------------------------------------

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

                    PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

             Consolidated Balance Sheets - June 30, 1997 (unaudited) and December 31, 1996
             Consolidated Statements of Operations - Three Months and Six Months Ended June 30, 1997 and 1996 (unaudited) Consolidated Statements of Cash Flows - Three Months and Six Months Ended June 30, 1997 and 1996 (unaudited) Notes to Consolidated Financial Statements (unaudited)

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

               (1)  Liquidity

                     As of June 30, 1997, Registrant had cash of $48,062. Such funds are expected to be used to pay the liabilities of Registrant, and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                     As of June 30, 1997, Registrant had restricted cash of $279,007 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

               (3)  Results of Operations

                     During the second quarter of 1997, Registrant incurred a net loss of $385,011 ($14.97 per limited partnership unit) compared to a net loss of $480,196 ($18.67 per limited partnership unit) for the same period in 1996. For the first six months of 1997, the Registrant incurred a net loss of $1,536,028 ($59.73 per limited partnership unit) compared to a net loss of $1,144,911 ($44.52 per limited partnership unit) for the same period in 1996.

                     Rental income decreased $80,205 from $635,701 in the second quarter of 1996 to $555,496 in the same period in 1997. The decrease in the second quarter of 1997 from the same period in 1996 is due mainly to the foreclosure of Locke Mill partially offset by increases at Canal House, Firehouse Square, Roseland, Strehlow Terrace and Mater Dolorosa.

                    Rental income decreased $89,618 from $1,299,356 in the first six months of 1996 to $1,209,738 in the same period in 1997. The decrease from the first six months of 1997 from the same period in 1996 is due mainly to the foreclosure of Locke Mill combined with a decrease at Strehlow Terrace due to the one time effect in 1996 of a rental increase received in 1996 from the Omaha Housing Authority retroactive to the years 1989-1994 partially offset by increases at Canal House, Firehouse Square, Roseland and Mater Dolorosa.

                     Other income increased $205,643 from $0 in the first six months of 1996 to $205,643 in the same period in 1997. The increase from the first six months of 1996 to the same period in 1997 is due to the sale of the interest in Strehlow Terrace Apartments Limited Partnership, as referred to above.

                      Expenses for rental operations decreased by $120,544 from $300,103 in the second quarter of 1996 to $179,559 in the same period in 1997. The decrease is mainly the result of the foreclosure of Locke Mill combined with a decrease in commissions expense at Canal House due to commissions paid in 1996 with respect to the renewal of one of the commercial leases at the property in the second quarter of 1996.

                     Expenses for rental operations decreased $237,753 from $812,779 in the first six months of 1996 to $575,026 in the same period in 1997. The decrease is mainly the result of the foreclosure of Locke Mill combined with a decrease in commissions expense and legal fees at Canal House. Commission expense decreased due to commissions paid in 1996 with respect the renewal of one of the commercial leases at the property in the second quarter of 1996 while legal fees decreased due to fees incurred in connection with the restructuring of debt in the first quarter of 1996.

                     Depreciation and amortization expense decreased $53,591 from $345,469 in the second quarter of 1996 to $291,878 in the same period in 1997 and decreased $44,728 from $689,516 in the first six months of 1996 to $644,788 in the same period in 1997. The decreases are due to the foreclosure of Locke Mill partially offset by an increase in amortization expense at Canal House due to the amortization of loan fees incurred in the refinancing of the property.

                    Interest expense decreased by $3,575 from $406,990 in the second quarter of 1996 to $403,415 in the same period in 1997. The decrease is due to the foreclosure of Locke Mill in March 1997 partially offset by an increase at Canal House due to an increase in the principal balance of the note and an increase in the prime lending rate upon which interest is calculated at Firehouse Square.

                     Interest expense increased $17,713 from $813,566 in the first six months of 1996 to $831,279 for the same period in 1997. The increase is due to an increase at Canal House due to an increase in the principal balance of the note and an increase in the prime lending rate upon which interest is calculated at Firehouse Square partially offset by a partial period decrease due to the foreclosure of Locke Mill.

                      Losses  incurred  during  the  quarter  at   the
Registrant's properties amounted to $326,000, compared to a loss of approximately $401,000 for the same period in 1995. For the first six months of 1997 the Registrant's properties recognized a loss of $1,549,000 compared to approximately $986,000 for the same period in 1996. Included in the loss for the first six months of 1997 is $770,000 of extraordinary loss relating to the foreclosure of Locke Mill.

                    In the second quarter of 1997, Registrant incurred a loss of $0 at Locke Mill, compared to a loss of $113,000 in the second quarter of 1996, including $66,000 of depreciation expense, and for the first six months of 1997, the Registrant incurred a loss of $852,000 including $63,000 of depreciation and amortization expense, compared to a loss $232,000 for the same period in 1996, including $125,000 of depreciation expense. Included in the loss for the first six months of 1997 is $770,000 of extraordinary loss relating to the foreclosure of the property. The loss without the effect of the foreclosure for the first six months of 1997 would have been $82,000. The decreased loss from the second quarter and the first six months of 1996 to the same periods in 1997 is the due to the foreclosure of the property on March 31, 1997.

                    In the second quarter of 1997, Registrant incurred a loss of $19,000 at Roseland including $18,000 of depreciation expense, compared to a loss of $26,000 including $18,000 of depreciation in the second quarter of 1996; for the first six months of 1997, the Registrant incurred a loss of $36,000 including $36,000 of depreciation expense, compared to a loss $43,000 for the same period in 1996, including $36,000 of depreciation expense. The decreased loss from the second quarter and the first six months of 1996 to the same periods in 1997 is mainly due to an increase in rental income due to an increase in the average occupancy (84% to 94%) for the quarter and (91% to 93%) for the first six months.

                    In the second quarter of 1997, Registrant incurred a loss of $147,000 at Firehouse House including $65,000 of depreciation and amortization expense, compared to a loss of $139,000 including $55,000 of depreciation and amortization expense in the first quarter of 1996. The increase in the loss from the second quarter of 1996 to the same period in 1997 is due to an increase in interest expense partially offset by an increase in rental income due to an increase in the average occupancy (85% to 96%). Interest expense increased due to an increase in the prime lending rate upon which interest on the debt relating to the property is calculated.

                     For the first six months of 1997, the Registrant incurred a loss of $281,000 at Firehouse Square including $128,000 of depreciation and amortization expense, compared to a loss $286,000 for the same period in 1996, including $119,000 of depreciation and amortization expense. The decrease in the loss from the first six months of 1996 to the same period in 1997 is due to an increase in rental income due to an increase in the average occupancy (87% to 89%) partially offset by an increase in interest expense resulting from an increase in the prime lending rate upon which interest on the debt relating to the property is calculated.

                      In the second quarter of 1997, Registrant recognized income of $6,000 at Mater Dolorosa including $32,000 of depreciation and amortization expense, compared to a loss of $5,000 including $33,000 of depreciation and amortization expense in the second quarter of 1996 and for the first six months of 1997, the Registrant incurred a loss of $1,000 at Mater Dolorosa including $64,000 of depreciation and amortization expense, compared to a loss of $3,000 for the same period in 1996, including $65,000 of depreciation and amortization expense. The decrease in the loss from the second quarter and the first six months of 1996 to the same periods in 1997 is due to an increase in rental income resulting from an increase in the average rental rates and an overall decrease in operating expenses due to operational efficiencies achieved at the property.

                    In the second quarter of 1997, Registrant incurred a loss of $51,000 at Strehlow Terrace including $57,000 of depreciation expense, compared to a loss of $58,000 including $56,000 of depreciation expense in the second quarter of 1995. The decrease in the loss from the second quarter of 1996 to the same period of 1997 is due to an increase in rental income due to an increase in the average rental rates.

                     For the first six months of 1997, the Registrant incurred a loss of $108,000 at Strehlow Terrace including $114,000 of depreciation expense, compared to a loss $72,000 for the same period in 1996, including $113,000 of depreciation and amortization expense. The increase in the loss from the first six months of 1996 to the same period in 1997 is due to a decrease in rental income. Rental income decreased due the one time effect in 1996 of a lump sum payment of rental increases received from the Omaha Housing Authority retroactive to the years 1989-1994 in the first quarter of 1996.

                    In the second quarter of 1997, Registrant incurred a loss of $107,000 at Canal House including $101,000 of depreciation and amortization expense, compared to a loss of $56,000 including $92,000 of depreciation expense in the second quarter of 1996. The increase in the loss from the second quarter of 1996 to the same period in 1997 is due to an increase in interest and amortization expense partially offset by an increase in rental income and a decrease in legal fees and commissions expense. Interest expense increased due to a higher principal balance upon which interest is accrued and amortization expense increased due to the amortization of loan fees, in connection with the refinancing of the property. Rental income increased due to an increase in average occupancy (94% to 97%) and an increase in the average rental rates and commissions expense decreased due to commissions paid in 1996 with respect to the renewal of one of the commercial leases at the property in the second quarter of 1996. Legal fees decreased due to fees incurred in connection with the restructuring of the debt in the first quarter of 1996.

                     For the first six months of 1997, the Registrant incurred a loss of $259,000 at Canal House including $202,000 of depreciation and amortization expense, compared to a loss $341,000 for the same period in 1996, including $183,000 of depreciation expense. The decrease in the loss from the first six months of 1996 to the same period in 1997 is due to an increase in rental income combined with a decrease in commissions expense partially offset by an increase in interest and amortization expense. Rental income increased due to an increase in the average occupancy (94% to 96%) and commissions expense decreased due to commissions paid in 1996 with respect to the renewal of one of the commercial leases at the property in the second quarter of 1996. Interest expense increased due to a higher principal balance upon which interest is accrued and amortization expense increased due to the amortization of loan fees incurred in the refinancing of the property.

                    In the second quarter of 1997, Registrant incurred a loss of $8,000 at Saunders Apartments compared to a loss of $4,000 in the second quarter of 1996. For the first six months of 1997, the Registrant incurred a loss of $12,000 at Saunders Apartments compared to a loss $9,000 for the same period in 1996. The Registrant accounts for this investment on the equity method and the increase in the loss is due to an overall increase in operating expenses due to an increase in the average occupancy.

                   DIVERSIFIED HISTORIC INVESTORS VI
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS

                                Assets

                                        June 30, 1997         December 31, 1996
                                         (Unaudited)

Rental properties, at cost:
Land                                      $   950,238             $ 1,081,164
Buildings and improvements                 27,119,224              33,506,067
  Furniture and fixtures                      831,543               1,068,784
                                           ----------              ----------
                                           28,901,005              35,656,555
Less - Accumulated depreciation            (9,444,431)            (10,933,587)
                                           ----------              ----------
                                           19,456,574              24,722,968

Cash and cash equivalents                      48,062                  59,334
Restricted cash                               279,007                 362,796
Investment in affiliate                        15,600                  27,301
Other assets (net of amortization of
$413,268 and $424,590 at March 31, 1997
and December 31, 1996, respectively)          374,475                 385,345
                                           ----------              ----------
       Total                              $20,173,718             $25,557,744
                                           ==========              ==========

                   Liabilities and Partners' Equity

Liabilities:
Debt obligations                          $15,686,863             $19,353,961
Accounts payable:
       Trade                                  677,328                 790,335
       Taxes                                   21,830                  21,830
       Related parties                        290,544                 272,760
       Other                                    6,189                  70,926
Interest payable                            1,236,398               1,254,336
Tenant security deposits                      135,961                 138,963
                                           ----------              ----------
       Total liabilities                   18,055,113              21,903,111
                                           ----------              ----------
Partners' equity                            2,118,605               3,654,633
                                           ----------              ----------
       Total                              $20,173,718             $25,557,744
                                           ==========              ==========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
   For the Three Months and Six Months Ended June 30, 1997 and 1996
                              (Unaudited)

                                     Three months              Six months
                                    ended June 30,           ended June 30,
                                  1997         1996        1997          1996

Revenues:
 Rental income                  $555,496   $  635,701   $1,209,738   $1,299,356
 Other income                          0            0      205,643            0
 Interest income                     170          289          436          648
                                 -------    ---------    ---------    ---------
   Total revenues                555,666      635,990    1,415,817    1,300,004
                                 -------    ---------    ---------    ---------
Costs and expenses:
 Rental operations               179,559      300,103      575,026      812,779
 General and administrative       57,906       60,010      119,431      120,265
 Interest                        403,415      406,990      831,279      813,566
 Depreciation and
   amortization                  291,878      345,469      644,788      689,516
                                 -------    ---------    ---------    ---------
   Total costs and expenses      932,758    1,112,572    2,170,524    2,436,126
                                 -------    ---------    ---------    ---------
Loss before equity in affiliate
and extraordinary loss          (377,092)    (476,582)    (754,707)  (1,136,122)
Equity in net loss of affiliate   (7,919)      (3,614)     (11,701)      (8,789)
                                 -------    ---------    ---------    ---------
Loss before extraordinary loss  (385,011)    (480,196)    (766,408)  (1,144,911)
Extraordinary loss                     0            0     (769,620)           0
                                 -------    ---------    ---------    ---------
Net loss                       ($385,011) ($  480,196) ($1,536,028) ($1,144,911)
                                 =======    =========    =========    =========
Net loss per limited
  partnership unit
Loss before equity in affiliate($  14.67) ($    18.53) ($    29.35) ($    44.18)
Equity in net loss of affiliate     (.30)        (.14)        (.45)        (.34)
                                 -------    ---------    ---------    ---------
Loss before extraordinary loss    (14.97)      (18.67)      (29.80)      (44.52)
Extraordinary loss                     0            0       (29.93)           0
                                 -------    ---------    ---------    ---------
                               ($  14.97) ($    18.67) ($    59.73) ($    44.52)
                                 =======    =========    =========    =========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Six Months Ended June 30, 1997 and 1996
                              (Unaudited)

                                                         Six months ended
                                                             June 30,
                                                       1997            1996
Cash flows from operating activities:
 Net loss                                         ($1,536,028)     ($1,144,911)
 Adjustments to reconcile net loss to net
   cash provided by (used in) operating
   activities:
 Depreciation and amortization                        644,788          689,516
 Equity in loss of affiliate                           11,701            8,789
 Extraordinary loss                                   769,620                0
 Changes in assets and liabilities:
 Decrease (increase) in restricted cash                60,715          (33,293)
 Increase in other assets                             (98,280)         (79,359)
 Increase in accounts payable - trade                  35,044           99,942
 Increase (decrease) in accounts payable -
   related parties                                     27,784          (41,492)
 Decrease in accounts payable - other                 (59,662)          (4,459)
 Increase in interest payable                         205,340          265,616
 Decrease (increase) in tenant security deposits       12,798           (2,478)
                                                     --------        ---------
Net cash provided by (used in) operating activities    73,820         (242,129)
                                                     --------        ---------
Cash flows from investing activities:
 Capital expenditures                                 (69,047)         (19,589)
                                                     --------        ---------
Net cash used in investing activities                 (69,047)         (19,589)
                                                     --------        ---------
Cash flows from financing activities:
 Proceeds from debt financing                          67,532          286,786
 Principal payments                                   (83,577)         (56,663)
                                                     --------        ---------
Net cash (used in) provided by financing activities   (16,045)         230,123
                                                     --------        ---------
Decrease in cash and cash equivalents                 (11,272)         (31,595)

Cash and cash equivalents at beginning of period       59,334           72,395
                                                     --------        ---------
Cash and cash equivalents at end of period          $  48,062       $   40,800
                                                     ========        =========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors VI (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K and notes thereto, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

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

               (b)  Reports on Form 8-K:

                    No  reports  were  filed  on  Form  8-K  during  the
                   quarter ended June 30, 1997.

                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 14, 1997     DIVERSIFIED HISTORIC INVESTORS VI
       ----------------
                            By: Dover Historic Advisors VI, General Partner

                                By: EPK, Inc., Partner

                                    By:  /s/ Donna M. Zanghi
                                         -----------------------
                                         DONNA M. ZANGHI,
                                         Secretary and Treasurer