Form 10-Q
period 1997-09-30
DIVERSIFIED HISTORIC INVESTORS VI
filed 1997-11-17
CIK 828604

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1997
                               ---------------------------------------
                                  or

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

Commission file number                    33-19811
                      ------------------------------------------------
                    DIVERSIFIED HISTORIC INVESTORS VI
----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

       Pennsylvania                                      23-2492210
-------------------------------                    -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization                      Identification No.)

           Suite 500, 1521 Locust Street, Philadelphia, PA   19102
----------------------------------------------------------------------
      (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code  (215) 735-5001

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

                    PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

             Consolidated Balance Sheets - September 30, 1997 (unaudited) and December 31, 1996
             Consolidated Statements of Operations - Three Months and Nine Months Ended September 30, 1997 and 1996 (unaudited) Consolidated Statements of Cash Flows - Three Months and Nine Months Ended September 30, 1997 and 1996 (unaudited) Notes to Consolidated Financial Statements (unaudited)

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

               (1)  Liquidity

                     As of September 30, 1997, Registrant had cash of $39,136. Such funds are expected to be used to pay the liabilities of Registrant, and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                      As of September 30, 1997, Registrant had restricted cash of $354,271 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

                     A property owned by Strehlow Terrace Apartments Limited Partnership ("STALP"), a limited partnership in which the Registrant owns a 98% interest, has historically been unable, from its own revenues, to meet its operating expenses and required debt service payments. The Developer/Operating General Partner has provided the necessary funds. Through 1992, these funds were provided pursuant to legal obligations. Thereafter, the Registrant was able to prevail upon the Developer to continue such funding on a voluntary basis. In 1996, the Developer reported that it was no longer able nor willing to make such advances. To avoid loss of STALP's property, either through foreclosure or a forced sale at depressed values, in January 1997 the Registrant sold approximately 20% of its interest in STALP. Simultaneously with the sale, the Partnership Agreement was amended to allocate Low Income Housing Tax Credits in the amount of $587,549 over the next four years to the purchaser. The proceeds from the sale were sufficient to satisfy outstanding obligations and should enable STALP to continue to operate in the foreseeable future.

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

               (3)  Results of Operations

                     During the third quarter of 1997, Registrant incurred a net loss of $84,138 ($3.27 per limited partnership unit) compared to a net loss of $475,147 ($18.67 per limited partnership unit) for the same period in 1996. For the first nine months of 1997, the Registrant incurred a net loss of $1,620,166 ($63.00 per limited partnership unit) compared to a net loss of $1,620,058 ($62.99 per limited partnership unit) for the same period in 1996. Included in the loss for the first nine months of 1997 is $769,620 of extraordinary loss relating to the foreclosure of Locke Mill.

                     Rental income decreased $81,745 from $647,675 in the third quarter of 1996 to $565,930 in the same period in 1997. The decrease from the third quarter of 1996 to the same period in 1997 is due mainly to the foreclosure of Locke Mill partially offset by increases at Canal House, Firehouse Square and Roseland, as described below.

                     Rental income decreased $171,363 from $1,947,031 in the first nine months of 1996 to $1,775,668 in the same period in 1997. The decrease from the first nine months of 1996 to the same period in 1997 is due mainly to the foreclosure of Locke Mill combined with a decrease at Strehlow Terrace due to the one time effect in 1996 of a rental increase received in 1996 from the Omaha Housing Authority retroactive to the years 1989-1994 partially offset by increases at Canal House, Firehouse Square, Roseland and Mater Dolorosa, as described below.

                     Other income increased $205,643 from $0 in the first nine months of 1996 to $205,643 in the same period in 1997. The increase from the first nine months of 1996 to the same period in 1997 is due to the sale of the interest in Strehlow Terrace Apartments Limited Partnership, as referred to above.

                      Expenses for rental operations decreased by $121,369 from $321,988 in the third quarter of 1996 to $200,619 in the same period in 1997. The decrease from the third quarter of 1996 to the same period in 1997 is mainly the result of the foreclosure of Locke Mill partially offset by an increase in wages expense at Mater Dolorosa due to cost of living adjustments and an increase in maintenance expense at Roseland and Strehlow due to deferred maintenance performed in 1997.

                     Expenses for rental operations decreased $359,122 from $1,134,767 in the first nine months of 1996 to $775,645 in the same period in 1997. The decrease from the first nine months of 1996 to the same period in 1997 is mainly the result of the foreclosure of Locke Mill combined with a decrease in commissions expense and legal fees at Canal House partially offset by an increase in maintenance expense at Roseland and an overall increase in operating expenses at Mater Dolorosa due to an increase in the occupancy. At Canal House, commission expense decreased due to commissions paid in 1996 with respect the renewal of one of the commercial leases at the property in the second quarter of 1996 while legal fees decreased due to fees incurred in connection with the restructuring of debt in the first quarter of 1996, none of which were repeated in 1997. At Roseland, maintenance expense increased due to deferred maintenance performed.

                     Depreciation and amortization expense decreased $76,738 from $348,312 in the third quarter of 1996 to $271,574 in the same period in 1997 and decreased $121,466 from $1,037,828 in the first nine months of 1996 to $916,362 in the same period in 1997. The decreases are due to the foreclosure of Locke Mill.

                      Interest expense decreased by $275,783 from $388,608 in the third quarter of 1996 to $112,825 in the same period in 1997 and decreased $258,070 from $1,202,174 in the first nine months of 1996 to $944,104 in the same period in 1997. The decreases are due to the foreclosure of Locke Mill in March 1997 and a decrease at Canal House due to a decrease in the interest rate of the note partially offset by an increase in the prime lending rate upon which interest is calculated at Firehouse Square.

                      Losses  incurred  during  the  quarter  at   the
Registrant's properties amounted to $16,000, compared to a loss of approximately $393,000 for the same period in 1996. For the first nine months of 1997 the Registrant's properties recognized a loss of $1,536,000 compared to approximately $1,370,000 for the same period in 1996. Included in the loss for the first nine months of 1997 is $770,000 of extraordinary loss relating to the foreclosure of Locke Mill.

                     In the third quarter of 1997, Registrant incurred a loss of $0 at Locke Mill Plaza, compared to a loss of $165,000 in the third quarter of 1996, including $63,000 of depreciation and amortization expense; for the first nine months of 1997, the Registrant incurred a loss of $852,000 including $63,000 of depreciation and amortization expense, compared to a loss $397,000 for the same period in 1996, including $188,000 of depreciation expense. Included in the loss for the first nine months of 1997 is $770,000 of extraordinary loss relating to the foreclosure of Locke Mill. The loss without the effect of the foreclosure for the first nine months of 1997 would have been $82,000. The decreased loss from the third quarter and the first nine months of 1996 to the same periods in 1997 is the result of the foreclosure of the property on March 31, 1997.

                     In the third quarter of 1997, Registrant incurred
a loss of $20,000 at Roseland including $19,000 of depreciation expense, compared to a loss of $18,000 including $19,000 of depreciation in the third quarter of 1996. The increase in the loss from the third quarter 1996 to the same period in 1997 results from an increase in maintenance expense due to deferred maintenance performed in the third quarter of 1997 partially offset by an increase in rental income due to increases in the average rental rates.

                     For the first nine months of 1997, the Registrant incurred a loss of $56,000 at Roseland including $55,000 of depreciation expense, compared to a loss of $61,000 for the same period in 1996, including $55,000 of depreciation expense. The decrease in the loss from the first nine months of 1996 to the same period in 1997 results from an increase in rental income due to increases in the average rental rates partially offset by an increase in maintenance expense due to deferred maintenance performed in the first nine months of 1997.

                     In the third quarter of 1997, Registrant incurred a loss of $126,000 at Firehouse Square including $64,000 of depreciation and amortization expense, compared to a loss of $137,000 including $64,000 of depreciation and amortization expense in the third quarter of 1996. The decrease in the loss from the third quarter of 1996 to the same period in 1997 is due to an increase in rental income due to an increase in the average occupancy (88% to 100%) partially offset by an increase in interest expense resulting from an increase in the prime lending rate upon which interest on the debt relating to the property is calculated.

                     For the first nine months of 1997, the Registrant incurred a loss of $407,000 at Firehouse Square including $192,000 of depreciation and amortization expense, compared to a loss $423,000 for the same period in 1995, including $192,000 of depreciation and amortization expense. The decrease in the loss from the first nine months of 1996 to the same period in 1997 is due to an increase in rental income due to an increase in the average occupancy (87% to 93%) partially offset by an increase in interest expense resulting from an increase in the prime lending rate upon which interest on the debt relating to the property is calculated.

                     In the third quarter of 1997, Registrant incurred a loss of $4,000 at Mater Dolorosa including $31,000 of depreciation and amortization expense, compared to a loss of $2,000 including $32,000 of depreciation and amortization expense in the first quarter of 1996. The increase in the loss from the third quarter of 1996 to the same period in 1997 is due to an increase in wages and salaries expense due to cost of living adjustments given to employees.

                     For the first nine months of 1997, the Registrant incurred a loss of $5,000 at Mater Dolorosa including $95,000 of depreciation and amortization expense, compared to a loss of $5,000 for the same period in 1995, including $97,000 of depreciation and amortization expense. Although there was no overall change in the loss from the first nine months of 1996 to the same period in 1997, there was an increase in rental income due to an increase in the average occupancy (92% to 96%) offset by an overall increase in operating expenses due to the increased occupancy.

                     In the third quarter of 1997, Registrant incurred a loss of $55,000 at Strehlow Terrace including $57,000 of depreciation expense, compared to a loss of $51,000 including $57,000 of depreciation expense in the third quarter of 1996. The increase in the loss from the third quarter of 1996 to the same period in 1997 is due to an increase in maintenance expense due to deferred maintenance performed in the third quarter of 1997.

                     For the first nine months of 1997, the Registrant incurred a loss of $146,000 at Strehlow Terrace including $171,000 of depreciation expense, compared to a loss $123,000 for the same period in 1996, including $170,000 of depreciation and amortization expense. The increase in the loss from the first nine months of 1996 to the same period in 1997 is due to a decrease in rental income due to a one-time lump sum payment for rental increases received in the first quarter of 1996 from the Omaha Housing Authority retroactive to the years 1989-1994.

                      In the third quarter of 1997, Registrant recognized income of $189,000 at Canal House including $80,000 of depreciation expense, compared to a loss of $20,000 including $96,000 of depreciation expense in the third quarter of 1996. The change from loss to recognition of income from the third quarter of 1996 to the same period in 1997 is due to a decrease in interest expense due to a decrease in the interest rate combined with an increase in rental income due to an increase in the average rental rates.

                     For the first nine months of 1997, the Registrant incurred a loss of $70,000 at Canal House including $282,000 of depreciation and amortization expense, compared to a loss $361,000 for the same period in 1996, including $279,000 of depreciation expense. The decrease in the loss from the first nine months of 1996 to the same period in 1997 is due to a decrease in interest and commissions expense and legal fees partially offset by an increase in rental income. Interest expense decreased due to a decrease in the interest rate and commissions expense decreased due to commissions paid in 1996 with respect to the renewal of one of the commercial leases at the property in the second quarter of 1996 which were not repeated in the 1997 period. Legal fees decreased due to fees incurred in connection with the restructuring of the debt in the first quarter of 1996 and rental income increased due to an increase in the average rental rates.

                     In the third quarter of 1997, Registrant incurred a loss of $9,000 at Saunders Apartments compared to a loss of $4,000 in the third quarter of 1996. For the first nine months of 1997, the Registrant incurred a loss of $17,000 at Saunders Apartments compared to a loss $13,000 for the same period in 1996. The Registrant accounts for this investment on the equity method and the increase in the loss is due to an overall increase in operating expenses due to an increase in the average occupancy.

                   DIVERSIFIED HISTORIC INVESTORS VI
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS

                                Assets

                                       September 30, 1997      December 31, 1996
                                           (Unaudited)
Rental properties, at cost:
Land                                      $   950,238              $ 1,081,164
Buildings and improvements                 27,138,591               33,506,067
  Furniture and fixtures                      831,543                1,068,784
                                           ----------               ----------
                                           28,920,372               35,656,555
Less - Accumulated depreciation            (9,715,521)             (10,933,587)
                                           ----------               ----------
                                           19,204,851               24,722,968

Cash and cash equivalents                      39,136                   59,334
Restricted cash                               354,271                  362,796
Investment in affiliate                        10,324                   27,301
Other assets (net of amortization of
$413,752 and $424,590 at September 30,
1997 and December 31, 1996, respectively)     373,068                  385,345
                                           ----------               ----------
       Total                              $19,981,650              $25,557,744
                                           ==========               ==========

                   Liabilities and Partners' Equity

Liabilities:
Debt obligations                          $15,535,757              $19,353,961
Accounts payable:
       Trade                                  744,029                  790,335
       Taxes                                   21,830                   21,830
       Related parties                        290,544                  272,760
       Other                                    9,768                    70,926
Interest payable                            1,202,637                1,254,336
Tenant security deposits                      142,618                  138,963
                                           ----------               ----------
       Total liabilities                   17,947,183               21,903,111
                                           ----------               ----------
Partners' equity                            2,034,467                3,654,633
                                           ----------               ----------
       Total                              $19,981,650              $25,557,744
                                           ==========               ==========

The accompanying notes are an integral part of thes financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 1997 and 1996
                              (Unaudited)

                                    Three months              Nine months
                                ended September 30,      ended September 30,
                                 1997        1996         1997          1996
                                ------      ------       ------        ------
Revenues:
 Rental income                $565,930    $647,675    $1,775,668    $1,947,031
 Other income                        0           0       205,643             0
 Interest income                   286         191           722           839
                               -------     -------     ---------      --------
   Total revenues              566,216     647,866     1,982,033     1,947,870
                               -------     -------     ---------     ---------
Costs and expenses:
 Rental operations             200,619     321,988       775,645     1,134,767
 General and administrative     60,060      60,000       179,491       180,265
 Interest                      112,825     388,608       944,104     1,202,174
 Depreciation and amortization 271,574     348,312       916,362     1,037,828
                               -------   ---------     ---------     ---------
   Total costs and expenses    645,078   1,118,908     2,815,602     3,555,034
                               -------   ---------     ---------     ---------
Loss before equity in affiliate(78,862)   (471,042)     (833,569)   (1,607,164)
Equity in net loss of affiliate (5,276)     (4,105)      (16,977)      (12,894)
                               -------   ---------     ---------     ---------
Loss before extraordinary loss (84,138)   (475,147)     (850,546)   (1,620,058)
Extraordinary loss                   0           0      (769,620)            0
                               -------   ---------     ---------     ---------
Net loss                     ($ 84,138)($  475,147)  ($1,620,166)  ($1,620,058)
                               =======   =========     =========     =========
Net loss per limited partnership
unit
Loss before equity in affiliate($ 3.06)($    18.32)  ($    32.41)  ($    62.49)
Equity in net loss of affiliate   (.21)       (.16)         (.66)         (.50)
                                 -----   ---------     ---------     ---------
Loss before extraordinary loss   (3.27)     (18.67)       (33.07)       (62.99)
Extraordinary loss                   0           0        (29.93)            0
                                 -----   ---------     ---------     ---------
                               ($ 3.27)($    18.67)  ($    63.00)  ($    62.99)
                                 =====   =========     =========     =========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Nine Months Ended September 30, 1997 and 1996
                              (Unaudited)

                                                          Nine months ended
                                                            September 30,
                                                         1997          1996
Cash flows from operating activities:                   ------        ------
 Net loss                                           ($1,620,166)  ($1,620,058)
 Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
 Depreciation and amortization                          916,362     1,037,828
 Equity in loss of affiliate                             16,977        12,894
 Extraordinary loss                                     769,620             0
 Changes in assets and liabilities:
 Increase in restricted cash                            (14,549)      (78,860)
 Increase in other assets                               (97,355)      (85,286)
 Increase in accounts payable - trade                   101,743       190,627
 Increase (decrease) in accounts payable - related
   parties                                               27,784       (22,245)
 (Decrease) increase in accounts payable - other        (56,083)          331
 Increase in interest payable                           171,579       380,087
 Increase in tenant security deposits                    19,455         1,139
                                                      ---------     ---------
Net cash provided by (used in) operating activities     235,367      (183,543)
                                                      ---------     ---------
Cash flows from investing activities:
 Capital expenditures                                   (88,414)      (28,613)
                                                      ---------     ---------
Net cash used in investing activities                   (88,414)      (28,613)
                                                      ---------     ---------
Cash flows from financing activities:
 Proceeds from debt financing                            67,967       267,612
 Principal payments                                    (235,118)      (82,424)
                                                      ---------     ---------
Net cash (used in) provided by financing activities    (167,151)      185,188
                                                      ---------     ---------
Decrease in cash and cash equivalents                   (20,198)      (26,968)

Cash and cash equivalents at beginning of period         59,334        72,395
                                                      ---------     ---------
Cash and cash equivalents at end of period           $   39,136    $   45,427
                                                      =========     =========
Supplemental Disclosure of Cash Flow Information:
 Cash paid for interest                              $  995,803    $  903,444

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

               (b)  Reports on Form 8-K:

                    No reports were filed on Form 8-K during the quarter ended September 30, 1997.

                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 17, 1997        DIVERSIFIED HISTORIC INVESTORS VI
       ----------------
                                By: Dover Historic Advisors VI, General Partner

                                    By: EPK, Inc., Partner

                                        By:  /s/ Donna M. Zanghi
                                             ----------------------------
                                             DONNA M. ZANGHI,
                                             Vice President and Secretary