Form 10-K
period 1997-12-31
DIVERSIFIED HISTORIC INVESTORS VI
filed 1998-04-29
CIK 828604

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                               FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended           December 31, 1997
                          --------------------------------------------
                                  or
[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                  to
                               ----------------    -------------------

Commission file number                33-19811
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

                                PART I

Item 1.             Business

               a.   General Development of Business

                     Diversified Historic Investors VI ("Registrant") is a limited partnership formed in 1988 under the Pennsylvania Uniform Limited Partnership Act. As of December 31, 1997, Registrant had
outstanding   25,461  units  of  limited  partnership  interest   (the
"Units").

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

                      The   following  is  a  summary  of  significant
transactions involving the Registrant's interests:

                     On January 21, 1994, a property owned by the Registrant, Locke Mill Plaza, was transferred to Locke Mill Partners ("LMP") a limited partnership in which the Registrant owned a 99% interest. The property was transferred so that it would be held by the Registrant in a manner similar to all of the other properties held by the Registrant. On February 14, 1994, LMP filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. LMP filed a Plan of Reorganization and Disclosure Statement on July 7, 1994. On June 6, 1995, LMP filed the Second Plan of Reorganization (the "Plan") and the Plan was confirmed in August 1995. The Plan provided for the following : (1) the sale of some or all of the units to satisfy the claims of its creditors; and (2) an extension of the maturity date of the notes payable for three years, with the option to extend for an additional two years if at least fifty percent (50%) of the principal amount of the debt outstanding at the confirmation of the Plan has been repaid. The net proceeds of the sales were to be used to retire the principal balance of the debt. At December 31, 1996 none of the units were sold. A new lender placed a wrap-around mortgage on the property in the amount of $3,500,000 and agreed to fund the necessary costs for the marketing of the units and any improvements to the units. The wrap-around mortgage amount was supported by a current appraisal of the property, therefore the difference between the wrap-around mortgage and the underlying mortgages was accounted for as an adjustment to the related fixed assets. Monthly payments of interest to the new lender were to be made in an amount equal to net operating income, with a minimum of $25,000 per month. The note accrued interest at 12% and was due in August 2000. On March 14, 1997, the Registrant was declared in default on the first mortgage for failure to make the minimum monthly payment. On March 31, 1997, a settlement agreement was reached whereby the Registrant has agreed to relinquish its partnership interests in LMP to the mortgage holder in lieu of foreclosure.

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

                      Since the Registrant's inception, all the properties acquired either by the Registrant, or the subsidiary partnerships in which it has an interest, have been rehabilitated and certified as historic structures and have received the related investment tax credit. In addition, four properties (Roseland, Mater Dolorosa, Strehlow Terrace and Saunders Apartments) are low-income housing structures which qualify for, have received, and will continue to receive, the low income tax credits. Each of the properties currently owned are held for rental operations. At this time it is anticipated that all the properties will continue to be held for this purpose. At such time as real property values begin to increase, the Registrant will re-evaluate its investment strategy regarding the properties.

                      As   of  December  31,  1997,  Registrant  owned
interests  in  six  properties, located in Nebraska (three),  Virginia
(one), Pennsylvania (one), and Louisiana (one). In total, the properties contain 100 apartment units, 149 condominium units used as rental units, and 44,115 square feet ("sf") of commercial/retail space. As of December 31, 1997, 220 of the apartment and condominium units were under lease (88%) at monthly rental rates ranging from $210 to $1,260. In addition, 42,022 sf of commercial/retail space was under lease (95%) at annual rates ranging from $3.13 to $23.11 per sf. Rental of the apartments and commercial space is not expected to be seasonal. For a further discussion of the properties, see Item 2. Properties.

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

                d. Financial Information About Foreign and Domestic Operations and Export Sales

                    See Item 8. Financial Statements and Supplementary
Data.

Item 2.             Properties

                As of December 31, 1997, Registrant owned interests in five partnerships which each own one property and a minority interest in an additional partnership which owns one property. A summary description of each property is given below.

                a.    Firehouse  Square - consists  of  31,431  sf  of
commercial space at 902-910 King Street in Alexandria, Virginia. In December 1988, Registrant was admitted, with a 90% general partner interest, to Firehouse Square General Partnership ("FSGP"), a Virginia general partnership, for a cash capital contribution of $1,750,000. FSGP acquired and rehabilitated the property for $5,660,000 ($151.51 per sf), funded by the equity contribution and a mortgage note payable of $4,207,000. On June 1, 1993, the first mortgage was modified. The terms of the modification include the addition of all accrued and unpaid interest ($218,728) to the principal balance and revision of the payment terms. The lender also advanced $40,711 for real estate taxes and $33,627 for tenant improvements. Monthly payments of interest to the new note holder were to be made in an amount equal to net operating income. The note accrues interest at prime plus 1/2% (9% and 8.75% at December 31, 1997 and 1996, respectively). On November 16, 1994, the new first mortgage holder foreclosed upon its mortgage. By "credit bidding" its mortgage, the mortgage holder became the successful bidder at sale. The first mortgage holder sold its successful bid to a partnership known as 901 King Street Associates ("KSA"). KSA is a general partnership owned 90% by DHI-VI. The selling price of the mortgage was the amount that the mortgage had been immediately prior to foreclosure. The obligation has terms materially the same as the original mortgage loan and is secured by a new mortgage on the Property. Therefore, after the sale, the Registrant's interest in the Property is unchanged. The principal balance of the mortgage at December 31, 1997 was $4,304,188. The entire principal balance is due October 1998. In June 1995, the
Registrant refinanced $900,000 of the first mortgage (principal balance of $876,936 at December 31, 1997). The new loan bears interest at 9.75%, payable in monthly installments of principal and interest of $8,021 and is due in June 2005.

                     The property is managed by BCMI. As of December 31, 1997, all 31,431 sf of space was under lease (100%) at annual rates ranging from $7.12 to $20.89 per sf. The occupancy for the previous four years was 82% for 1996, 89% for 1995, 88% for 1994, 87% for 1993 and 53% for 1992. The average annual rent has been $7.00 to $20.55 per sf for 1996, $6.57 to $26.96 per sf for 1995, $6.50 to
$19.29 per sf for 1994 and $6.50 to $30.18 per sf for 1993. There are two tenants who each occupy ten percent or more of the rentable square footage. They operate principally as a law firm and an architectural firm. All leases are operating leases and the minimum future rentals on the noncancelable leases as of December 31, 1997 are $460,807. There are no contingent liabilities included in income for the years ended December 31, 1997, 1996 and 1995.

                     The following is a table showing commercial lease expirations at Firehouse Square for the next five years.

                                                  Total annual      % of gross
                  Number of     Total sf of     rental covered by  annual rental
               leases expiring expiring leases  expiring leases    from property

      1998              2          3,467          $  48,770            10%
      1999              2         13,181            209,026            44%
      2000              1          1,344             20,268             4%
      2001              1          2,574             42,165             9%
      2002              3          5,663             66,921            14%
   Thereafter           4          5,202             73,657            16%

                     Although no firm commitments have been made, the Registrant anticipates the two leases which are scheduled to expire in 1998 will be extended for at least an additional year, due to the availability of renewal options.

                     For tax purposes, this property has a basis of $3,629,950 and is depreciated using the straight-line method with a useful life of 39 years. The annual real estate taxes are $31,031 which is based on an assessed value of $2,900,100 taxed at a rate of $1.07 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

                b. Roseland - consists of 17 low income apartments and 3,100 sf of retail space at 4932 South 24th Street in South Omaha, Nebraska. In July 1988, Registrant was admitted with a 98% general partner interest and a 1% limited partner interest to Roseland Redevelopment Partners ("RRP"), a Nebraska limited partnership, for a cash capital contribution of $700,000. RRP acquired and rehabilitated the property for $1,680,000 ($70.29 per sf), funded by the equity contribution and three notes payable. The first note payable of $500,000 is non-interest bearing, principal due upon sale of the property; the second note payable of $63,313 bears interest at 9.16%, interest adjusting every three years based on the three-year Treasury Bill rate plus 250 basis points, payable in semi-annual installments of principal and interest of $4,856, due in November 2001 (principal balance at December 31, 1997 of $32,506); the third note payable of $370,000 (principal balance of $357,849 at December 31, 1997) bears interest at 8.01% and is payable in monthly installments of principal and interest of $3,083. In August 1996, the Registrant refinanced the first mortgage which lowered the interest rate and extended the maturity date. The closing costs were paid by a loan of $17,065 (principal balance of $5,979 at December 31, 1997) which bears interest at 8.5%, payable in monthly payments of principal and interest of $776 and is due in August 1998.

                    The property is managed by an independent property
management firm. On December 31, 1997, all 17 of the units were leased (100%) at monthly rents of $210 to $455, and 3,100 sf of commercial space (100%) was leased at annual rents ranging from $3.13 to $5.50 per sf. All residential leases are renewable, one-year leases. The occupancy for the residential units for the previous four years was 88% for 1996, 94% for 1995, 87% for 1994 and 98% for 1993.
The monthly rental range has been approximately the same since 1993. The commercial space has been 100% occupied since 1993. The range for annual rents has been $3.00 to $4.29 per sf for 1996, $3.00 to $3.43 per sf for 1995, $2.75 per sf for 1994 and $2.75 to $5.14 per sf for 1993. There is one tenant who occupies ten percent or more of the rentable square footage. It principally functions as a counseling center. All commercial leases are operating leases and the minimum future rentals on the noncancelable leases as of December 31, 1997 are $10,800. There are no contingent liabilities included in income for the years ended December 31, 1997, 1996 and 1995.

                     The following is a table showing commercial lease expirations at Roseland for the next five years:

                                                  Total annual      % of gross
                   Number of      Total sf of   rental covered by  annual rental
                leases expiring expiring leases  expiring leases   from property

      1998              0              0                 0               0
      1999              0              0                 0               0
      2000              2          3,100           $10,800              14%
      2001              0              0                 0               0
      2002              0              0                 0               0

                     For tax purposes, this property has a basis of $1,672,833 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $8,659 which is based on an assessed value of $360,300 taxed at a rate of $2.40320 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

                c.    Mater Dolorosa Apartments - consists of  68  low
income apartments located at 1265 South Carrollton Avenue in New Orleans, Louisiana. In July 1988, Registrant was admitted with a 90% general partnership interest to Mater Dolorosa General Partnership ("MDGP") a Pennsylvania general partnership, for a cash contribution of $1,519,000. MDGP acquired and rehabilitated the property for $3,149,000 ($59.39 per sf), funded by the equity contribution and a note payable of $1,790,000. The note payable bears interest at 8.5%, is payable monthly in principal and interest payments of $17,627, and is due in April 2005 (principal balance at December 31, 1997 of $1,151,343).

                     The property is managed by a property management firm which is an affiliate of the Registrant's co-general partner of MDGP. At December 31, 1997, 66 of the units were rented (97%) at monthly rents of $486 to $571. All leases are renewable, one-year leases. The occupancy for the previous four years was 99% for 1996, 100% for 1995, 99% for 1994 and 99% for 1993. The monthly rental range has been approximately the same since 1993. For tax purposes, this property has a basis of $3,178,476 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $5,248 which is based on an assessed value of $32,530 taxed at a rate of $16.1328 per $100. There is no one tenant who occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

                d.    Strehlow Terrace Apartments - consists of 70 low
income apartment units located at 2024 North 16th Street, Omaha, Nebraska. In January 1989, Registrant was admitted with a 98% general partner interest to Strehlow Terrace Apartments Limited Partnership ("STALP"), a Nebraska limited partnership, for a cash capital contribution of $2,250,000. STALP acquired and rehabilitated the property for $5,817,000 ($52.02 per sf) funded by the equity contribution and three mortgage loans. The first loan, financed through the Governmental National Mortgage Association ("GNMA") is for $1,789,000 (principal balance at December 31, 1997 of $1,775,053), bears interest at 10-1/4%, is payable in monthly installments of principal and interest of $15,540, and is due in 2030. In August 1993, six units were damaged by a fire at Strehlow Terrace. Due to the financial difficulties caused by the fire, STALP fell behind on its monthly debt service by several months. Although the property was able to reduce the arrearage by 50% and commenced regular, monthly payments by May 1994, the loan was declared in default and was assigned by GNMA to the Federal Housing Administration/Housing and Urban Development ("FHA/HUD") on June 24, 1994. At December 31, 1997, the Registrant and HUD were in the process of attempting a workout agreement on the loan. The other two loans were made by the City of Omaha. One, in the amount of $1,700,000, bears interest at 1%, and the other, in the amount of $75,000, is non-interest bearing. The principal and interest (if any) on both City of Omaha loans is due upon the sale of the property or in the year 2030, whichever is earlier.

                    The property is managed by an independent property
management firm. On December 31, 1997, 68 of the apartments were leased (97%) at monthly rents ranging from $275 to $572. All leases are renewable, one-year leases. The occupancy for the previous four years was 96% for 1996, 87% for 1995, 91% for 1994 and 95% for 1993.
The monthly rental range has been approximately the same since 1993. For tax purposes, this property has a basis of $5,902,819 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $16,284 which is based on an assessed value of $575,500 taxed at a rate of $2.81991 per $100. No one tenant occupies ten percent of more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

                 e.     Canal  House  -  consists  of  71  residential
condominium units and 8,471 sf of commercial condominium space located at 4250-4312 Main Street, Manayunk, Pennsylvania. In February 1989, Registrant was admitted to Canal House Historic Associates ("CHHA"), a Pennsylvania limited partnership with a 99% general partner interest for a cash contribution of $6,000,000. During 1990, Registrant made an additional cash contribution of $200,000. (The 1% limited partnership interest is also controlled by Registrant; it is held by a Pennsylvania corporation whose stock is owned by Registrant). CHHA acquired and rehabilitated the property for $9,700,000 ($94.41 per sf) which was funded by the equity contribution and a loan of $4,000,000 with interest at 7.75% and monthly principal (based on a 30-year amortization) and interest payments. In October 1995, the Registrant ceased making debt service payments. The loan was sold in December 1995. The Registrant entered into an agreement with the new holder of the note (principal balance of $1,496,518 at December 31, 1997) whereby the maturity of the loan was extended to December 2000 and monthly payments of interest are to be made to the new note holder in an amount equal to net operating income. In April 1996, the Registrant refinanced $3,216,000 (principal balance of $3,176,315 at December 31, 1997) of the first mortgage. The new loan is a first mortgage which bears interest at 8.75%, payable in monthly installments of principal and interest of $25,300 and is due in April 2003.

                     The property is managed by BCMI. At December 31, 1997, 67 of the residential units were under lease (94%) at monthly rents  of  $635  to $1,260, and 7,491 sf of the commercial  space  was under lease (88%) at annual rents ranging from $19.00 to $23.11 per sf. All residential leases are renewable, one-year leases. The occupancy for the residential units for the previous four years was 93% for 1996, 88% for 1995, 90% for 1994 and 99% for 1993. The
monthly rental range has been approximately the same since 1993. The occupancy for the commercial space was 88% for 1996, 94% for 1995, 88% for 1994 and 88% for 1993. The range for annual rents has been $19.00 to $22.61 per sf for 1996, $18.86 to $19.52 per sf for 1995, $17.00 to
$19.00 per sf for 1994 and $11.59 to $18.51 per sf in 1993. There are three tenants who each occupy ten percent or more of the rentable square footage. They function principally as a bank, a restaurant and a retail store. All leases are operating leases and the minimum future rentals on the noncancelable leases as of December 31, 1997 are $158,910. There are no contingent liabilities included in income for the years ended December 31, 1997, 1996 and 1995.

                     The following is a table showing commercial lease expirations at Canal House for the next five years.

                                                   Total annual     % of gross
                   Number of     Total sf of     rental covered by annual rental
                leases expiring expiring leases  expiring leases   from property

      1998              0              0                 0                0
      1999              0              0                 0                0
      2000              1          2,426            46,094                5%
      2001              2          5,065           112,816               13%
      2002              0              0                 0                0

                     For  tax  purposes, this property has a basis  of
$9,271,760 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $87,863 which is based on an assessed value of $1,063,200 taxed at a rate of $8.264 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

              f.      Saunders Apartments - consists of 23  low-income
apartments at 415 North 41st Avenue in Omaha, Nebraska. Registrant acquired a 99% joint venture interest in Saunders Apartments Joint Venture ("SAJV"), a Nebraska Joint Venture, for a cash capital contribution of $875,000. SAJV acquired and rehabilitated the property for $1,815,000 ($79.96 per sf), funded by the equity contribution and a mortgage payable of $675,000. The note was retired with $285,000 advanced from Registrant's co-general partner, and a mortgage note payable of $395,000 (principal balance at December 31, 1997 of $289,454). The mortgage note bears interest at 10.87%, is payable in monthly installments of $3,723 and matures in May 1997. On June 1, 1993 an amended and restated joint venture agreement was reached whereby the Registrant's interest was reduced to a 30% interest.

                    The property is managed by an independent property
management firm. As of December 31, 1997, all 23 units were under lease (100%) with rents ranging from $385 to $430. All leases are renewable, one-year leases. The occupancy for the previous four years was 87% for 1996, 83% for 1995, 78% for 1994 and 83% for 1993. The
monthly rental range has been approximately the same since 1993. For tax purposes, this property has a basis of $1,947,071 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $9,901 which is based on an assessed value of $382,700 taxed at a rate of $2.5873 per $100. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

Item 3.      Legal Proceedings

             a. On February 14, 1994, Locke Mill Partners, a limited partnership in which the Registrant owns a 99% interest, filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. On March 31, 1997, the lender foreclosed on the property. For a description of the proceedings, see Item 1.a, Business.

Item 4.        Submission of Matters to a Vote of Security Holders

              No matter was submitted during the fiscal years covered by this report to a vote of security holders.

                                PART II

Item  5.         Market  for  Registrant's Common Equity  and  Related
Stockholder Matters

              a.    There is no established public trading market  for
the Units. Registrant does not anticipate any such market will develop. Trading in the units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 399 units were sold or exchanged of record in 1997.

              b. As of December 31, 1997, there were 2,805 record holders of Units.

              c. Registrant did not declare any cash dividends in 1997 or 1996.

Item 6.        Selected Financial Data

              The  following selected financial data are for the  five
years  ended  December  31,  1997.   This  data  should  be  read   in
conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                       1997        1996        1995        1994         1993

Rental income      $ 2,332,312 $ 2,622,418 $ 2,516,916 $ 2,976,153 $ 3,053,542
Interest income            949       1,229       3,330       5,864       6,430
Net loss             2,016,133   2,114,935   2,497,861     816,728   2,555,477
Net loss per Unit        78.40       82.24       97.13       31.75       99.36
Total assets (net of
depreciation and
amortization)        19,709,306 25,557,744  26,767,721  26,779,880  34,240,234
Debt obligations     15,451,686 19,353,961  19,141,915  17,026,650  22,292,519

Note: See Part II, Item 7.3 Results of Operations for a discussion of factors which materially affect the comparability of the information reflected in the above table.

Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

               (1)  Liquidity

                      At December 31, 1997, Registrant had total unrestricted cash of $23,036. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                    As of December 31, 1997, Registrant had restricted cash of $334,180 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

                     In recent years the Registrant has realized significant losses, including the foreclosure of two properties and a substantial reduction of interest in a third property. At the present time, all remaining properties are able to pay their operating expenses and debt service including two of the six properties where the mortgages are basically "cash-flow" mortgages, requiring all available cash after payment of operating expenses to be paid to the first mortgage holder. None of the properties is currently producing a material amount of revenues in excess of operating expenses and debt service. Therefore, it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses.

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

               (3)  Results of Operations

                     During 1997, Registrant incurred a net loss of $2,016,133 ($78.40 per limited partnership unit) compared to a net loss of $2,114,935 ($82.24 per limited partnership unit) in 1996 and a net loss of $2,497,861 ($97.13 per limited partnership unit) in 1995. Included in the 1997 loss is $769,620 of extraordinary loss relating to the foreclosure of Locke Mill Plaza.

                    Rental income increased from $2,516,916 in 1995 to $2,622,418 in 1996 and decreased to $2,332,312 in 1997. The decrease from 1996 to 1997 is mainly due to the loss of Locke Mill in March 1997 combined with a decrease at Strehlow Terrace partially offset by increases at Canal House and Firehouse Square. The increase from 1995 to 1996 is mainly the result of an increase in rental income at Canal House, Strehlow Terrace Apartments, and Locke Mill partially offset by a decrease at Firehouse Square.

                      Rental operations expense increased from $1,228,389 in 1995 to $1,373,076 in 1996 and decreased to $1,045,979 in 1997. The decrease from 1996 to 1997 is mainly due to the loss of Locke Mill in March 1997 combined with a decrease in legal fees at Canal House partially offset by an increase in maintenance expense at Mater Dolorosa. The increase from 1995 to 1996 is mainly the result of an increase in commissions expense and condominium fees at Locke Mill, an increase in legal fees at Canal House partially offset by a decrease in legal fees at Firehouse Square and Locke Mill.

                    General and administrative expenses decreased from $280,577 in 1995 to $176,949 in 1996 and increased to $253,791 in
1997. The decrease from 1995 to 1996 is the result of a decrease in administrative fees charged.

                    Interest expense decreased from $2,123,206 in 1995 to $1,773,685 in 1996 to $1,313,837 in 1997. The decrease from 1996 to 1997 is mainly due to the loss of Locke Mill in March 1997 combined with a decrease at Canal House partially offset by increases at Mater Dolorosa and Firehouse Square. The decrease from 1995 to 1996 is the result of a decrease at Canal House and Mater Dolorosa partially offset by an increase at Locke Mill.

                     Depreciation and amortization expense increased from $1,364,876 in 1995 to $1,397,601 in 1996 and decreased to
$1,162,964 in 1997. The decrease from 1996 to 1997 is mainly due to the loss of Locke Mill in March 1997 combined with decreases at Firehouse Square and Roseland partially offset by an increase at Strehlow Terrace. The increase from 1995 to 1996 is mainly the result of an increase in amortization expense at Canal House and Locke Mill due to the amortization of loan fees.

                     In 1997, losses of $1,834,000 were incurred at Registrant's Properties compared to a loss of $1,845,000 in 1996 and $2,136,000 in 1995. A discussion of property operations/activities follows:

                     In  1997, Registrant sustained a loss of $852,000
at Locke Mill Plaza including $63,000 of depreciation and amortization expense, compared to a loss of $481,000 including $251,000 of depreciation and amortization expense in 1996 and a loss of $338,000 including $240,000 of depreciation and amortization expense in 1995. The 1997 loss without the effect of the foreclosure would have been $119,000. Included in operations for 1997 is an extraordinary loss of $733,000 representing the excess of the fair market value of the Locke Mill Plaza property over the liabilities satisfied in the foreclosure. The decrease in the loss from 1996 to 1997 is due to the loss of the property in March 1997. The increased loss from 1995 to 1996 is the result of an increase in interest, leasing commissions, condominium fees and amortization expense partially offset by an increase in rental income and a decrease in legal fees. Interest expense increased due to a higher debt balance resulting from a loan restructuring and an increase in the interest rate with respect to the financing secured by the property while leasing commissions increased due to increased unit turnover. Condominium fees increased due to a special assessment charged by the condominium association for capital improvements to the building. Amortization increased due to the amortization of loan fees paid in connection with the restructuring. Rental income increased due to an increase in the average rental rates and legal fees decreased as a result of the termination of bankruptcy proceedings (and the legal fees incurred in connection therewith) in 1995.

                     In 1997, Registrant incurred losses of $56,000 at Roseland including $62,000 of depreciation expense compared to a loss of $71,000 including $73,000 of depreciation expense in 1996 and a loss of $77,000 including $73,000 of depreciation expense in 1995. Since Roseland is a low income housing property, rents are fixed in relation to specified income levels. As a result, similar to Mater Dolorosa and Strehlow Terrace discussed below, the property experiences high occupancy but rental income remains low. The decrease in the loss from 1996 to 1997 is due to a decrease in depreciation expense resulting from personal property becoming fully depreciated in 1997. The decrease in the loss from 1995 to 1996 is the result of an overall decrease in the operating expenses of the property.

                    In 1997, Registrant incurred a loss of $511,000 at Firehouse Square including $235,000 of depreciation and amortization expense compared to a loss of $594,000 including $267,000 of depreciation and amortization expense in 1996 and a loss of $575,000 including $255,000 of depreciation and amortization expense in 1995. The decrease in the loss from 1996 to 1997 is due to an increase in rental income due to an increase in the average occupancy (86% to 94%) and a decrease in amortization expense partially offset by an increase in interest expense. Amortization expense decreased due to the amortization of leasing commissions for tenants who vacated in 1997. Interest expense increased due to an increase in principal balance upon which interest is accrued. The decrease in the loss from 1995 to 1996 is mainly due to a decrease in legal fees partially offset by a decrease in rental income due to a decrease in the average rental rates. Legal fees had increase in 1995 over historical levels as a result of legal fees incurred in the third quarter of 1995 in connection with the refinancing of part of the debt.

                     In 1997, Registrant incurred a loss of $31,000 at Mater Dolorosa including depreciation expense of $127,000 compared to a loss of $6,000 including depreciation expense of $127,000 in 1996 and a loss of $24,000 including depreciation expense of $130,000 in 1995. Since Mater Dolorosa is a low income housing property, rents are fixed in relation to specified income levels. As a result, similar to Roseland and Strehlow Terrace, the property experiences high occupancy but rental income remains low. The increase in the loss from 1996 to 1997 is due to an increase in maintenance expense due to deferred maintenance performed at the property in 1997 and an increase in interest expense due to the correction of interest in 1996. The decrease in the loss from 1995 to 1996 is due to a decrease in interest expense due to a correction of interest expense relating to a prior period.

                    In 1997, Registrant incurred a loss of $254,000 at
Strehlow Terrace Apartments, including $232,000 of depreciation expense compared to a loss of $213,000 including $228,000 of depreciation expense in 1996 and a loss of $239,000 including $226,000 of depreciation expense in 1995. Since Strehlow is a low income housing property, rents are fixed in relation to specified income levels. As a result, similar to Registrant's other low-income properties, the property experiences high occupancy but rental income remains low. The increase in the loss from 1996 to 1997 is the result of a decrease in rental income due to the lump sum payment received in 1996 combined with an increase in depreciation expense due to the depreciation of improvements to the property. The decrease in the loss from 1995 to 1996 is mainly the result of an increase in rental income due to a one-time lump sum payment for rental increases received in the first quarter of 1996 from the Omaha Housing Authority retroactive to the years 1989-1994.

                    In 1997, Registrant incurred a loss of $130,000 at Canal House, including $368,000 of depreciation expense compared to a loss of $480,000 including depreciation and amortization expense of $377,000 in 1996 and a loss of $883,000 including depreciation and amortization expense of $443,000 in 1995. The decrease in the loss from 1996 to 1997 is the result of an increase in rental income combined with a decrease in legal fees and interest expense. Rental income increased due to an increase in the average rental rates and legal fees decreased to more normal levels in 1997 as compared to the level in 1996 which reflected legal fees incurred in connection with a debt restructuring in 1996. Interest expense decreased due to a scheduled reduction in the interest rate on the loan. The decrease in the loss from 1995 to 1996 is due to an increase in rental income due to higher average rental rates and a decrease in interest expense partially offset by an increase in legal fees and amortization expense. Interest expense decreased due to default interest incurred in 1995. Legal fees increased due to fees incurred in connection with a debt restructuring while amortization expense increased due to the amortization of loan fees occurred in the refinancing of the mortgage.

                    Summary of Minority Interest Investments

                     In 1997, Registrant incurred losses of $22,000 at Saunders Apartments compared to a loss of $17,000 in 1996 and a loss of $21,000 in 1995. The Registrant expects to achieve in 1997 results comparable to those experienced in 1996.

Item 8.        Financial Statements and Supplementary Data

               Registrant is not required to furnish the supplementary financial information referred to in Item 302 of Regulations S-K.

                     Independent Auditor's Report

To the Partners of Diversified Historic Investors VI

We have audited the accompanying consolidated balance sheets of Diversified Historic Investors VI (a Pennsylvania Limited Partnership) and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, changes in partners' equity and cash flows for the years ended December 31, 1997, 1996 and 1995. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Strehlow Terrace Apartments Limited Partnership, which reflect total assets of $4,005,740 and $4,233,870 as of December 31, 1997 and 1996 and total revenues of $364,016 and $393,567, respectively for the years then ended. In addition, we did not audit the financial statements of Mater Dolorosa General Partnership which reflect assets of $2,014,364 and $2,165,984 as of December 31, 1997 and 1996 and total revenues of $398,560 and $396,038, respectively for the years then ended. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included Strehlow Terrace Apartments Limited Partnership and Mater Dolorosa General Partnership, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversified Historic Investors VI and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flow for the years ended December 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.

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


Gross, Kreger & Passio, L.L.C.
Philadelphia, Pennsylvania
March 17, 1998

                     Independent Auditor's Report

To the Partners of
Strehlow Terrace Apartments Limited Partnership

We have audited the accompanying balance sheets of Strehlow Terrace Apartments Limited Partnership, (a Nebraska limited partnership), FHA Project No. 103-94006, as of December 31, 1997 and 1996, and the related statements of operations, partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the Guide) issued by the Department of Housing and Urban Development, Office of the Inspector General. Those standards and the guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Strehlow Terrace Apartments Limited Partnership at December 31, 1997 and 1996, and the results of its operations, changes in partners' deficit and cash flows for the years then ended, in conformity with generally accepted accounting principles.

As  discussed  in Note F to the financial statements, the  Partnership has incurred significant losses since its formation to operate Strehlow Terrace Apartments beginning in 1990. The Partnership has experienced a deficiency in cash flows resulting in past due mortgage principal, interest and escrow payments. In addition, work-out opportunities with the Department of Housing and Urban Development
(HUD) have been suspended. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note F. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, we have also issued a report dated February 23, 1998 on our consideration of the Partnership's internal control structure and reports dated February 23, 1998 on its compliance with specific requirements applicable to Affirmative Fair Housing, and specific requirements applicable to its non-major HUD program transactions.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The supplementary information is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Blackman & Associates, P.C.
Omaha, Nebraska
February 23, 1998

                     Independent Auditor's Report

To the Partners of
Mater Dolorosa General Partnership

We have audited the accompanying balance sheets of Mater Dolorosa General Partnership, for December 31, 1997 and 1996 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mater Dolorosa General Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Pailet, Meunier and LeBlanc, L.L.P.
Metairie, Louisiana
January 29, 1998

                   DIVERSIFIED HISTORIC INVESTORS VI
                        (a limited partnership)

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                   AND FINANCIAL STATEMENT SCHEDULES


Consolidated financial statements:                                    Page

       Consolidated Balance Sheets at December 31, 1997 and 1996       20

       Consolidated Statements of Operations for the Years Ended
         December 31, 1997, 1996, and 1995                             21

       Consolidated Statements of Changes in Partners' Equity for
         the Years Ended December 31, 1997, 1996, and 1995             22

       Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1997, 1996, and 1995                             23

       Notes to consolidated financial statements                    24-31

Financial statement schedules:

       Schedule XI - Real Estate and Accumulated Depreciation         33

       Notes to Schedule XI                                           34



All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                   DIVERSIFIED HISTORIC INVESTORS VI
                        (a limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      December 31, 1997 and 1996

                                Assets

                                                 1997                  1996
Rental properties at cost:
       Land                                  $   950,238           $ 1,081,164
       Buildings and improvements             27,138,941            33,506,607
       Furniture and fixtures                    845,914             1,068,784
                                              ----------            ----------
                                              28,935,093            35,656,555
       Less - accumulated depreciation        (9,949,357)          (10,933,587)
                                              ----------            ----------
                                              18,985,736            24,722,968

Cash and cash equivalents                         23,036                59,334
Restricted cash                                  334,180               362,796
Investment in affiliate                            5,748                27,301
Other assets (net of accumulated
   Amortization of $426,518 and $424,590)        360,606               385,345
                                              ----------            ----------
             Total                           $19,709,306           $25,557,744
                                              ==========            ==========

                                 Liabilities and Partners' Equity
Liabilities:
       Debt obligations                      $15,451,686           $19,353,961
       Accounts payable:
             Trade                               872,625               790,335
             Taxes                                20,004                21,830
             Related parties                     308,474               272,760
             Other                                 1,026                70,926
       Interest payable                        1,292,641             1,254,336
       Tenant security deposits                  124,350               138,963
                                              ----------            ----------
             Total liabilities                18,070,806            21,903,111
                                              ----------            ----------
Partners' equity                               1,638,500             3,654,633
                                              ----------            ----------
             Total                           $19,709,306           $25,557,744
                                              ==========            ==========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS

         For the Years Ended December 31, 1997, 1996 and 1995

                                          1997           1996           1995

Revenues:
       Rental income                   $2,332,312     $2,622,418    $2,516,916
       Other income                       218,350              0             0
       Interest income                        949          1,229         3,300
                                        ---------      ---------     ---------
             Total revenues             2,551,611      2,623,647     2,520,216
                                        ---------      ---------     ---------
Costs and expenses:
       Rental operations                1,045,979      1,373,076     1,228,389
       General and administrative         253,791        176,949       280,577
       Interest                         1,313,837      1,773,685     2,123,206
       Depreciation and amortization    1,162,964      1,397,601     1,364,876
                                        ---------      ---------     ---------
             Total costs and expenses   3,776,571      4,721,311     4,997,048
                                        ---------      ---------     ---------
Loss before minority interests and
   equity in affiliate                 (1,224,960)    (2,097,664)   (2,476,832)
Equity in net loss of affiliate           (21,553)       (17,271)      (21,029)
                                        ---------      ---------     ---------
Loss before extraordinary item         (1,246,513)    (2,114,935)   (2,497,861)
Extraordinary loss                       (769,620)             0             0
                                        ---------      ---------     ---------
Net loss                              ($2,016,133)   ($2,114,935)  ($2,497,861)
                                        =========      =========     =========

Net loss per limited partnership unit:
       Loss before minority interests
          and equity in affiliate     ($    47.63)   ($    81.57)  ($    96.31)
       Equity in net loss of affiliate       (.84)          (.67)         (.82)
                                        ---------      ---------     ---------
       Loss before extraordinary item      (48.47)        (82.24)       (97.13)
       Extraordinary item                  (29.93)             0             0
                                        ---------      ---------     ---------
                                      ($    78.40)   ($    82.24)  ($    97.13)
                                        =========      =========     =========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                        (a limited partnership)

         CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY

         For the Years Ended December 31, 1997, 1996 and 1995


                                              Dover
                                            Historic
                                            Advisors     Limited
                                             VI (1)    Partners (2)   Total

Percentage participation in profit or loss    1%           99%          100%

Balance at December 31, 1994              ($127,985)   $8,395,414   $8,267,429

Net loss                                    (24,979)   (2,472,882)  (2,497,861)
                                            -------     ---------    ---------
Balance at December 31, 1995               (152,964)    5,922,532    5,769,568

Net loss                                    (21,149)   (2,093,786)  (2,114,935)
                                            -------     ---------    ---------
Balance at December 31, 1996               (174,113)    3,828,746    3,654,633

Net loss                                    (20,161)   (1,995,972)  (2,016,133)
                                            -------     ---------    ---------
Balance at December 31, 1997              ($194,274)   $1,832,774   $1,638,500
                                            =======     =========    =========


 (1)   General Partner.

 (2) 25,461 limited partnership units outstanding at December 31, 1997, 1996, and 1995.

                   DIVERSIFIED HISTORIC INVESTORS VI
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

         For the Years Ended December 31, 1997, 1996 and 1995

                                              1997         1996         1995
Cash flows from operating activities:
Net loss                                  ($2,016,133) ($2,114,935) ($2,497,861)
   Adjustments to reconcile net loss to
     net cash provided by (used in)
     operating activities:
Depreciation and amortization               1,162,964    1,397,601    1,364,876
Extraordinary loss                            769,620            0            0
Equity in loss of affiliate                    21,553       17,271       21,029
Changes in assets and liabilities:
   Decrease (increase) in restricted cash       5,542      (65,045)      (6,211)
   Increase in other assets                   (97,661)    (108,436)    (249,461)
   Increase in accounts payable - trade       230,341      115,195      215,589
   Decrease in accounts payable - taxes        (1,826)     (27,584)     (18,308)
   Increase (decrease) in accounts payable -
     related  party                            45,714      (23,406)      27,355
   (Decrease) increase in accounts payable
      - other                                 (64,825)      31,616       (3,333)
   Increase in interest payable               261,583      599,439      144,748
   Increase (decrease) in tenant security
     deposits                                   1,187       (2,347)       4,386
         Net cash provided by (used in)     ---------    ---------    ---------
           operating activities               318,059     (180,631)    (997,191)
                                            ---------    ---------    ---------
Cash flows from investing activities:
   Purchase of rental property and
     improvements                            (103,135)     (44,476)    (171,516)
                                            ---------    ---------    ---------
       Net cash used in investing activities (103,135)     (44,476)    (171,516)
                                            ---------    ---------    ---------
Cash flows from financing activities
   Proceeds from debt financing                67,967       360,704   1,309,064
   Principal payments                        (319,189)     (148,658)   (127,138)
                                            ---------    ----------   ---------
       Net cash (used in) provided by
         financing activities                (251,222)      212,046   1,181,926
                                            ---------    ----------   ---------
(Decrease) increase in cash and cash
   equivalents                                (36,298)      (13,061)     13,219
Cash and cash equivalents at beginning of year 59,334        72,395      59,176
                                            ---------    ----------   ---------
Cash and cash equivalents at end of year   $   23,036   $    59,334  $   72,395
                                            =========    ==========   =========
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for interest  $1,275,532   $1,174,246   $1,076,594
Supplemental Schedule of Non-Cash Investing
   and Financing Activities:
   Net assets transferred for liability reduction*:
      Net assets transferred               $4,815,026            0            0
         Liability reduction               $4,081,547            0            0
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

NOTE B - SUMMARY OF ACCOUNTING POLICIES

A  summary of the significant accounting policies consistently applied
in   the   preparation  of  the  accompanying  consolidated  financial statements follows:

1.     Principles of Consolidation

The accompanying financial statements include the accounts of the Partnership and five subsidiary partnerships ("Ventures") in which the Partnership has controlling interests, with appropriate elimination of inter-partnership transactions and balances. In addition, the Partnership owns a minority interest of 30% in one partnership, which it accounts for on the equity method. Allocations of income and loss to the minority owners of the Ventures will be made until and unless the cumulative losses applicable to the minority interests exceed the minority interests in the equity capital of the Ventures. These financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of the Partnership's General partner, are necessary for a fair statement of the results for those years.

2.     Depreciation

Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Buildings and improvements are depreciated over 25 years and furniture and fixtures over five years.

3.     Net Loss Per Partnership Unit

The net loss per limited partnership unit is based on the weighted average number of limited partnership units outstanding (25,461 in 1997, 1996 and 1995).

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

       Increase in assets                                $ 933,339
       Increase in liabilities                            (933,339)
                                                          --------
         Net effect on Partnership                       $       0
                                                          ========
NOTE D - LEASES

The Partnership's leases with commercial tenants are classified as operating leases. Leases are generally for a period of three to five years and provide for a fixed base rent plus contingent rents based on level of sales and sharing of certain operating costs.

Minimum future commercial rentals on operating leases as of December 31, 1997 are as follows:

                          1998                $581,747
                          1999                 372,721
                          2000                 295,559
                          2001                 140,578
                          2002                  73,657

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

In December 1988, the Partnership acquired a 99% joint venture interest in a Nebraska joint venture which owns a building located in Omaha, Nebraska, consisting of 23 apartment units, for a cash capital contribution of $875,000. In addition, $153,940 in acquisition costs relating to the investment have been capitalized as part of buildings and improvements. These capitalized costs have been removed from the balance sheet. Pursuant to the June 1993 Amended and Restated Joint Venture Agreement, the Partnership's interest was reduced to 30%.

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

NOTE G - DEBT OBLIGATIONS

Debt obligations were as follows:                             December 31,
                                                            1997        1996
                                                           ------      ------
Note payable, non-interest bearing; principal due upon   $  500,000  $  500,000
sale of property; collateralized by related rental property.

Note payable, interest at 9.16% and 8.64% at December 31,    32,506      39,457
1997 and 1996, respectively, adjusted every three years, based upon the three-year Treasury Bill rate plus 250 basis points, payable in semi-annual installments of principal and interest of $4,856 (payment adjusted in accordance with interest rate changes); due in November
2001; collateralized by related rental property.

Note payable, interest at 8.01% and 8.25% at December 31,   357,849     365,808
1997 and 1996, respectively; payable in monthly installments of principal and interest of $3,083; due in August 2006; collateralized by related rental property.

Note payable, interest at 9.16% and 8.5% at December 31,      5,979      15,013
1997 and 1996, respectively; payable in monthly installments of principal and interest of $776; due in August 1998.

Note payable, interest at 8.5%, payable in monthly        1,151,343   1,251,224
installments of principal and interest of $17,627, due in April 2005; collateralized by related rental property.

Mortgage loan, interest accrues at prime plus .5% e       4,304,188   4,239,795
(effective rate of 9% and 8.75% at December 31, 1997 and 1996, respectively), interest only payable monthly to the extent of net operating income; principal due
October 1998; collateralized by related rental property.

Mortgage loan, interest at 9.75%, payable in monthly        876,936     887,140
installments of principal and interest of $8,021;
principal due June 2005; collateralized by related rental property.

Mortgage loan, interest at 12%, interest only payable             0   3,649,988
to the extent of net operating income with a minimum of $25,000; principal due August 2000; collateralized by related rental property. (A)

Note payable, non-interest bearing; principal due upon       75,000      75,000
sale of property; collateralized by related rental property.

Note payable, interest at 10.25%; payable in monthly      1,775,053   1,775,053
installments of principal and interest of $15,540, with maturity in March 2030; collateralized by related rental property.

Note payable, interest at 1%, accruing to principal;      1,700,000   1,700,000
unpaid principal and interest are due upon sale or in January 2030; collateralized by related rental property.

Note payable, interest at 7.75%; interest only payable    1,496,518   1,652,722
monthly to the extent of net operating income; due
December 2000; collateralized by related rental property.

Mortgage loan, interest at 8.75%, payable in monthly
installments of principal and interest of $25,300;
principal due April 2003; collateralized by related
rental property.                                          3,176,314   3,202,761
                                                         ----------  ----------
                                                        $15,451,686 $19,353,961
                                                         ==========  ==========
(A)    See Note H.

Maturities of debt obligation at December 31, 1997 were as follows:

               Year Ending December 31,

                          1998                  $ 4,533,898
                          1999                      215,125
                          2000                    1,727,834
                          2001                      246,279
                          2002                      257,184
                          Thereafter              8,471,366
                                                 ----------
                                                $15,451,686
                                                 ==========
NOTE H - EXTRAORDINARY GAINS/LOSSES

On February 14, 1994, Locke Mill Partners, a limited partnership in which the Partnership owns a 99% interest, filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. On June 6, 1995, LMP filed the Second Plan of Reorganization (the "Plan") and the Plan was confirmed in August 1995. The Plan provides for the following : (1) the sale of some or all of the units in order to satisfy the claims of its creditors; and (2) an extension of the maturity date of the notes payable for three years, with the option to extend for an additional two years if fifty percent (50%) of the principal amount of the debt had been retired at that time. The net proceeds of the sales were to be used to retire the principal balance of the debt. The Partnership entered into an agreement with a new lender who agreed to fund necessary marketing costs and costs for any improvements to the units in return for a wrap mortgage on the property in the amount of $3,500,000. Monthly payments of interest to the new lender were to be made in an amount equal to net operating income, with a minimum of $25,000 per month. The note accrued interest at 12% and was due in August 2000. On March 14, 1997, the Partnership was declared in default on the first mortgage for failure to make the minimum monthly payment. On March 31, 1997, a settlement agreement was reached whereby the Partnership has agreed to relinquish its partnership interests in LMP. The Partnership recognized an extraordinary loss of $770,000 in 1997 for the difference between the book value of the property (which approximated fair value) and the extinguished debt.

NOTE I - INCOME TAX BASIS RECONCILIATION

Certain items enter into the determination of the results of operations in different time periods for financial reporting ("book") purposes and for income tax ("tax") purposes. Reconciliations of net loss and partners' equity follow:

                                             For the Years Ended December 31,
                                            1997          1996          1995
Net loss - book                        ($ 2,016,133) ($ 2,114,935) ($ 2,497,861)
Excess of tax under book depreciation       328,246       403,406       380,754
Interest                                     78,066      (618,142)      676,241
Loss on foreclosure                         399,505             0             0
Gain on sale                               (205,643)            0             0
Administrative expenses                    (118,750)            0             0
Other timing differences                          0        22,804       (81,401)
Minority interest - tax only                211,654        53,507        46,386
                                          ---------     ---------    ----------
Net loss - tax                         ($ 1,323,055) ($ 2,253,360) ($ 1,475,881)

Partners' equity - book                  $ 1,638,500  $ 3,654,633   $ 5,769,568
Costs of issuance                          3,279,930    3,279,930     3,279,930
Cumulative tax under book loss             4,095,745    3,402,667     3,541,092
Investment credit recapture                    9,900        9,900         9,900
Rehabilitation credit                       (251,117)    (251,117)     (251,117)
                                          ----------   ----------    ----------
Partner's equity - tax                   $ 8,772,958  $10,096,013   $12,349,373
                                          ==========   ==========    ==========

                       SUPPLEMENTAL INFORMATION

                        DIVERSIFIED HISTORIC INVESTORS VI
                            (a limited partnership)

               SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997

                                                             Costs Capitalized
                                                                Subsequent to
                                   Initial Cost to Partnership  Acquisition
                                          (b)

                                               Buildings and
Description (a)       Encumbrances    Land      Improvements    Improvements
                         (e)            (b)
17 unit apartments
and 3,100 square
feet of retail
space in Omaha, NE    $   896,333    $ 10,000    $ 1,774,986    $    39,136

68 unit apartments
in New Orleans, LA      1,151,343      -           2,948,634        471,015

32,500 square feet
of commercial space
in Alexandria, VA       5,181,123     540,238      5,014,827      1,819,293

70 apartment units
in Omaha, NE            3,550,053       -            448,993      5,902,443

71 unit apartments
and 8,500 square feet
of commercial space
in Manyunk, PA          4,672,834     400,000        664,508      9,851,258
                      $15,451,686    $950,238    $10,851,948    $18,083,145

                                             Gross Amount at
                                            which Carried at
                                            December 31, 1997

                               Buildings and                Accum   Date of Date
Description (a)       Land     Improvements   Total(c)(d)   Depr.   Constr. Acq
                                                            (d)(e)    (a)
17 unit apartments
and 3,100 square
feet of retail
space in Omaha, NE   $ 10,000   $1,804,122   $1,814,122 $   686,438  1988  7/88

68 unit apartments
in New Orleans, LA      -        3,419,649    3,419,64 9  1,343,023  1988  7/88

32,500 square feet
of commercial space
in Alexandria, VA     540,238    6,293,882    6,834,120   2,144,883  1988 12/88

70 apartment units
in Omaha, NE             -       6,351,436    6,351,436   2,108,500  1989  1/89

71 unit apartments
and 8,500 square feet
of commercial space
in Manayunk, PA       400,000   10,115,766   10,515,766   3,666,413  1989  2/89
                      -------   ----------   ----------   ---------
                     $950,238  $27,984,855  $28,935,093  $9,949,357
                      =======   ==========   ==========   =========

                   DIVERSIFIED HISTORIC INVESTORS VI
                        (a limited partnership)

                         NOTES TO SCHEDULE XI

                           DECEMBER 31, 1997

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

(C) The cost of real estate owned at December 31, 1997, for Federal income tax purposes was approximately $23,655,838. The depreciable basis of the building and improvements of the properties has been reduced for Federal income tax purposes by the historic rehabilitation credit.

(D)    Reconciliation of real estate:

                                           1997          1996          1995
Balance at beginning of year           $35,656,555   $35,612,079   $34,507,224
Additions during this year:
   Improvements                            103,135        44,476       171,516
   Other increase                                0             0       933,339
                                        ----------    ----------    ----------
Deductions during the year:
   Retirements                          (6,824,597)            0             0
                                        ----------    ----------    ----------
Balance at end of year                 $28,935,093   $35,656,555   $35,612,079
                                        ==========    ==========    ==========
Reconciliation of accumulated depreciation:
                                           1997          1996          1995
Balance at beginning of year           $10,933,587   $ 9,605,719   $ 8,277,323
Depreciation expense for the year        1,105,796     1,327,868     1,328,396
Retirements                             (2,090,026)            0             0
                                        ----------    ----------    ----------
Balance at end of year                 $ 9,949,357   $10,933,587   $ 9,605,719
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

               b.   Identification of Executive Officers

                     The General Partner of the Registrant is Dover Historic Advisors VI (DoHA-VI), a Pennsylvania general partnership. The partners of DoHA-VI are as follows:

Name                 Age   Position           Term of Office      Period Served

Gerald Katzoff       49    Partner in DoHA-VI  No fixed term      January 1988 -
                                                                  May 1997

DHP, Inc.            --    Partner in DoHA-VI  No fixed term      January 1988 -
(Formerly Dover                                                   May 1997
Historic Properties,
Inc.)

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

              On May 13, 1997, SWDHA, Inc. replaced Gerald Katzoff and EPK, Inc. replaced DHP, Inc. as partners of DoHA-VI. Spencer Wertheimer, the President and Sole Director of SWDHA, Inc., is an attorney with extensive experience in real estate activities ventures.

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

               Spencer Wertheimer was appointed May 13, 1997 as President, Treasurer and Sole Director of EPK, Inc. Mr. Wertheimer is an attorney with extensive experience in real estate activities ventures.

             Donna M. Zanghi (age 40) was appointed on May 13, 1997 as Vice President and Secretary of EPK, Inc. Ms. Zanghi previously served as Secretary and Treasurer of DHP, Inc. since June 14, 1993 and as a Director and Secretary/Treasurer of D, LTD. She was associated with DHP, Inc. and its affiliates since 1984 except for the period from December 1986 to June 1989 and the period from November 1, 1992 to June 14, 1993.

              Michele F. Rudoi (age 32) was appointed on May 13, 1997 as Assistant Secretary of EPK, Inc. Ms. Rudoi previously served as Assistant Secretary and Director of both D, LTD and DHP, Inc. since January 27, 1993.

Item 11.       Executive Compensation

                a. Cash Compensation - During 1997, Registrant paid no cash compensation to DoHA-VI, any partner therein or any person named in paragraph c. of Item 10.

               b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 1997, or is proposed to be paid or distributed in the future, to DoHA-VI, any partner therein, or any person named in paragraph c. of Item 10 of this report.

                c. Other Compensation - No compensation not referred to in paragraph a. or paragraph b. of this Item was paid or distributed during 1997 to DoHA-VI, any partner therein, or any person named in paragraph c. of Item 10.

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

Item 13.       Certain Relationships and Related Transactions

                a. Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DoHA-VI is entitled to 10% of Registrant's distributable cash from operations in each year. There was no such share allocable to DoHA-VI for fiscal years 1995 through 1997.

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

                                PART IV


Item 14. (A)  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

              1.   Financial Statements:

                   a. Consolidated Balance Sheets at December 31, 1997 and 1996.

                   b. Consolidated Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995.

                   c. Consolidated Statements of Changes in Partners' Equity for the Years Ended December 31, 1997, 1996 and 1995.

                   d. Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995.

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

                            21 Subsidiaries of the Registrant are listed in Item 2. Properties of this Form 10-K.

                   (b)   Reports on Form 8-K:

                         No reports were filed on Form 8-K during the quarter ended December 31, 1997.

                   (c)   Exhibits:

                         See Item 14 (A) (3) above.

                              SIGNATURES

        Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           DIVERSIFIED HISTORIC INVESTORS VI

Date:  April 15, 1998      By: Dover Historic Advisors VI, General Partner
       --------------
                               By: EPK, Inc., Partner

                                   By: /s/ Spencer Wertheimer
                                       -----------------------
                                       SPENCER WERTHEIMER
                                       President and Treasurer

                                   By: /s/ Michele F. Rudoi
                                       ------------------------
                                       MICHELE F. RUDOI,
                                       Assistant Secretary

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

             Signature                     Capacity                  Date

DOVER HISTORIC ADVISORS VI              General Partner

By: EPK, Inc., Partner


    By:  /s/ Spencer Wertheimer                                April 15, 1998
         -----------------------                               --------------
         SPENCER WERTHEIMER
         President and Treasurer

    By:  /s/ Michele F. Rudoi                                  April 15, 1998
         -----------------------                               --------------
         MICHELE F. RUDOI,
         Assistant Secretary