Form 10-Q
period 1998-03-31
DIVERSIFIED HISTORIC INVESTORS VI
filed 1998-05-29
CIK 828604

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 1998
                               ---------------------------------------
                                  or

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________

Commission file number                      33-19811
                       -----------------------------------------------
                     DIVERSIFIED HISTORIC INVESTORS VI
----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

       Pennsylvania                                       23-2492210
-------------------------------                    -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization                      Identification No.)

               1609 Walnut Street, Philadelphia, PA  19103
----------------------------------------------------------------------
   (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code  (215) 557-9800

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

                    PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

             Consolidated Balance Sheets - March 31, 1998 (unaudited) and December 31, 1997
             Consolidated Statements of Operations - Three Months Ended March 31, 1998 and 1997 (unaudited)
             Consolidated Statements of Cash Flows - Three Months Ended March 31, 1998 and 1997 (unaudited)
             Notes to Consolidated Financial Statements  (unaudited)

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

               (1)  Liquidity

                     As of March 31, 1998, Registrant had cash of $27,275. Such funds are expected to be used to pay liabilities and general and administrative expenses of Registrant, and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                     As of March 31, 1998, Registrant had restricted cash of $256,398 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

               (3)  Results of Operations

                     During the first quarter of 1998, Registrant incurred a net loss of $476,706 ($18.54 per limited partnership unit) compared to a net loss of $1,151,017 ($44.76 per limited partnership unit) for the same period in 1997. Included in the first quarter of 1997 loss is $769,620 of extraordinary loss relating to the foreclosure of Locke Mill.

                     Rental income decreased $82,327 from $654,242 in the first quarter of 1997 to $571,915 in the same period in 1998. The decrease in the first quarter of 1998 from the same period in 1997 is due to the foreclosure of Locke Mill partially offset by increases at Canal House, Firehouse Square, Roseland and Strehlow Terrace. Rental income at Canal House, Roseland and Strehlow Terrace increased due to increases in the average rental rates. The increase at Firehouse Square was due to an increase in the average occupancy (81% to 100%).

               Other income decreased $205,643 in the first quarter of 1997 to $0 in the same period in 1998. The decrease from the first quarter of 1997 to the same period in 1998 is due to the sale of the interest in Strehlow Terrace Apartments Limited Partnership in the first quarter of 1997, as referred to in the Form 10-K for the year ended December 31, 1997.

                      Expenses for rental operations decreased by $48,772 from $395,467 in the first quarter of 1997 to $346,695 in the same period in 1998. The decrease is mainly the result of the foreclosure of Locke Mill combined with a decrease in bad debt expense resulting from the write-off in the first quarter of 1997 of tenant receivables that were deemed uncollectible at Mater Dolorosa partially offset by increases in maintenance expense at Canal House and Strehlow Terrace. At Canal House, maintenance expense increased due to an increase in apartment preparation expense due a higher turnover of apartment units and, at Strehlow Terrace, maintenance expense increased due to deferred maintenance performed in the first quarter of 1998

                     Depreciation and amortization expense decreased $63,829 from $352,910 in the first quarter of 1997 to $289,081 in the same period in 1998. The decrease is mainly due to the foreclosure of Locke Mill partially offset by an increase in amortization expense at Firehouse Square due to the amortization of leasing commissions incurred during 1997.

                     Interest expense decreased $77,973 from $427,864 in the first quarter of 1997 to $349,891 in the same period in 1998. The decrease is mainly due to the foreclosure of Locke Mill partially offset by increases at Canal House and Firehouse Square due to increases in the average principal balance of the loans upon which interest is calculated due to advances made by the mortgage holder.

                      Losses  incurred  during  the  quarter  at   the
Registrant's properties amounted to $394,000 compared to a loss of approximately $1,236,000 for the same period in 1997.

                     In the first quarter of 1998, Registrant incurred a loss of $0 at Locke Mill Plaza, compared to a loss of $852,000 in the first quarter of 1997, including $63,000 of depreciation and amortization expense. The first quarter of 1997 loss without the effect of the foreclosure would have been $118,000. The decreased loss from the first quarter of 1997 to the same period in 1998 is the result of the foreclosure of the property by the lender on March 31, 1997.

                     In the first quarter of 1998, Registrant incurred
a loss of $11,000 at Roseland including $17,000 of depreciation expense, compared to a loss of $17,000 including $18,000 of depreciation expense. The decrease in the loss from the first quarter of 1997 to the same period in 1998 is mainly the result of an increase in rental income due to an increase in the average rental rates.

                     In the first quarter of 1998, Registrant incurred a loss of $136,000 at Firehouse House including $70,000 of depreciation and amortization expense, compared to a loss of $134,000 including $63,000 of depreciation and amortization expense in the first quarter of 1997. The increase in the loss from the first quarter of 1997 to the same period in 1998 is due to an increase in interest and amortization expense partially offset by an increase in rental income. Interest expense increased due to an increase in the average principal balance of the loan upon which interest is calculated. Amortization expense increased due to the amortization of leasing commissions incurred during 1997. Rental income increased due to an increase in the average occupancy (81% to 100%).

                     In the first quarter of 1998, Registrant incurred a loss of $14,000 at Mater Dolorosa including $32,000 of depreciation and amortization expense, compared to a loss of $24,000 including $32,000 of depreciation and amortization expense in the first quarter of 1997. The decrease in the loss from the first quarter of 1997 to the same period in 1998 is due to a decrease in bad debt expense resulting from the write-off in the first quarter of 1997 of tenant receivables that were deemed uncollectible.

                     In the first quarter of 1998, Registrant incurred a loss of $54,000 at Strehlow Terrace including $58,000 of depreciation expense, compared to a loss of $57,000 including $57,000 of depreciation expense in the first quarter of 1997. The decrease in the loss from the first quarter of 1997 to the same period in 1998 is due to an increase in rental income due to an increase in the average rental rates partially offset by an increase in maintenance expense due to deferred maintenance performed in the first quarter of 1998.

                     In the first quarter of 1998, Registrant incurred a loss of $179,000 at Canal House including $93,000 of depreciation and amortization expense, compared to a loss of $152,000 including $91,000 of depreciation and amortization expense in the first quarter of 1996. The increase in the loss from the first quarter of 1997 to the same period in 1998 is due to an increase in interest and maintenance expense partially offset by an increase in rental income. Interest expense increased due to a higher principal balance upon which interest is accrued and maintenance expense increased due to an increase in apartment preparation expense due a higher turnover of apartment units. Rental income increased due to an increase in the average rental rates.

                      The Registrant owns a minority interest in Saunders Apartments which it accounts for on the equity method. The Registrant does not include the assets or liabilities of Saunders Apartments in its consolidated financial statements. The following information is provided for the property. In the first quarter of 1998, Registrant incurred a loss of $3,000 at Saunders Apartments compared to a loss of $4,000 in the first quarter 1997. The decrease in the loss is due to an increase in rental income due to an increase in the average rental rates.

                   DIVERSIFIED HISTORIC INVESTORS VI
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS

                                Assets

                                         March 31, 1998        December 31, 1997
                                           (Unaudited)
Rental properties, at cost:
  Land                                     $   950,238            $   950,238
  Buildings and improvements                27,139,767             27,138,941
  Furniture and fixtures                       845,914                845,914
                                            ----------             ----------
                                            28,935,919             28,935,093
Less - Accumulated depreciation            (10,220,421)            (9,949,357)
                                            ----------              ---------
                                            18,715,498             18,985,736

Cash and cash equivalents                       27,275                 23,036
Restricted cash                                256,398                334,180
Investment in affiliate                          2,461                  5,748
Other  assets  (net  of  amortization   of
$444,536 and $426,518 at March 31,    1998
and December 31, 1997, respectively)           342,484                360,606
                                            ----------             ----------
       Total                               $19,344,116            $19,709,306
                                            ==========             ==========

                   Liabilities and Partners' Equity

Liabilities:
Debt obligations                           $15,418,888            $15,451,686
Accounts payable:
       Trade                                   882,573                872,625
       Taxes                                    20,004                 20,004
       Related parties                         314,384                308,474
       Other                                    14,071                  1,026
Interest payable                             1,402,533              1,292,641
Tenant security deposits                       129,869                124,350
                                            ----------             ----------
       Total liabilities                    18,182,322             18,070,806
                                            ----------             ----------
Partners' equity                             1,161,794              1,638,500
                                            ----------             ----------
       Total                               $19,344,116            $19,709,306
                                            ==========             ==========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three Months Ended March 31, 1998 and 1997
                              (Unaudited)


                                            Three months          Three months
                                               ended                  ended
                                             March 31,              March 31,
                                                1998                  1997
Revenues:
  Rental income                              $  571,915           $  654,242
  Other income                                        0              205,643
  Interest income                                   333                  266
                                              ---------            ---------
         Total revenues                         572,248              860,151
                                              ---------            ---------
Costs and expenses:
Rental operations                               346,695              395,467
General and administrative                       60,000               61,525
Interest                                        349,891              427,864
Depreciation and amortization                   289,081              352,910
                                              ---------            ---------
       Total costs and expenses               1,045,667            1,237,766
                                              ---------            ---------
Loss before equity in affiliate and
extraordinary loss                             (473,419)            (377,615)
Equity in net loss of affiliate                  (3,287)              (3,782)
                                              ---------            ----------
Loss before extraordinary loss                 (476,706)            (381,397)
Extraordinary loss                                    0             (769,620)
                                              ---------            ---------
Net loss                                    ($  476,706)         ($1,151,017)
                                              =========            =========
Net loss per limited partnership unit:
  Loss before equity in affiliate and
  extraordinary loss                        ($    18.41)         ($    14.68)
  Equity in net loss of affiliate                  (.13)                (.15)
                                              ---------            ---------
  Loss before extraordinary loss                 (18.54)              (14.83)
  Extraordinary loss                                  0               (29.93)
                                              ---------            ---------
                                            ($    18.54)         ($    44.76)
                                              =========            =========

The accompanying notes are an integral part of these financial statement.

                   DIVERSIFIED HISTORIC INVESTORS VI
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Three Months Ended March 31, 1998 and 1997
                              (Unaudited)

                                                         Three months ended
                                                              March 31,
                                                         1998          1997
Cash flows from operating activities:
 Net loss                                            ($  476,706)  ($1,151,017)
 Adjustments to reconcile net loss to net cash
   provided by operating activities:
 Depreciation and amortization                           289,081       352,910
 Equity in loss of affiliate                               3,287         3,782
 Extraordinary loss                                            0       769,620
 Changes in assets and liabilities:
 Decrease in restricted cash                              77,782        61,491
 Decrease (increase) in other assets                         105       (80,400)
 Increase (decrease) in accounts payable - trade           9,948        (2,405)
 Increase in accounts payable - related parties           13,045         2,997
 Increase (decrease) in accounts payable - other           5,910       (28,159)
 Increase in interest payable                            109,892        91,417
 Increase in tenant security deposits                      5,519        16,123
                                                       ---------     ---------
Net cash provided by operating activities                 37,863        36,359
                                                       ---------     ---------
Cash flows from investing activities:
 Capital expenditures                                       (826)       (6,008)
                                                       ---------     ---------
Net cash used in investing activities                       (826)       (6,008)
                                                       ---------     ---------
Cash flows from financing activities:
 Proceeds from debt financing                              6,831         4,008
 Principal payments                                      (39,629)      (42,712)
                                                       ---------     ---------
Net cash used in financing activities                    (32,798)      (38,704)
                                                       ---------     ---------
Increase (decrease) in cash and cash equivalents           4,239        (8,353)

Cash and cash equivalents at beginning of period          23,036        59,334
                                                       ---------     ---------
Cash and cash equivalents at end of period            $   27,275    $   50,981
                                                       =========     =========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors VI (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K of the Registrant, and notes thereto, for the year ended December 31, 1997.

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

               (b)  Reports on Form 8-K:

                    No reports were filed on Form 8-K during the quarter ended March 31, 1998.

                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 29, 1998      DIVERSIFIED HISTORIC INVESTORS VI

                         By: Dover Historic Advisors VI, Inc., General Partner

                             By: EPK, Inc., Partner

                                 By:  /s/ Spencer Wertheimer
                                      ----------------------
                                      SPENCER WERTHEIMER
                                      President and Treasurer