Form 10-Q
period 1998-06-30
DIVERSIFIED HISTORIC INVESTORS VI
filed 1998-08-28
CIK 828604

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1998
                               ---------------------------------------
                                  or

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number                        33-19811
                       ------------------------------------------------
                    DIVERSIFIED HISTORIC INVESTORS VI
-----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

       Pennsylvania                                         23-2492210
-------------------------------                     -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization                       Identification No.)

               1609 Walnut Street, Philadelphia, PA   19103
-----------------------------------------------------------------------
 (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code  (215) 557-9800

                                 N/A
-----------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                   Yes    X        No

                    PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

             Consolidated Balance Sheets - June 30, 1998 (unaudited) and December 31, 1997
             Consolidated Statements of Operations - Three Months and Six Months Ended June 30, 1998 and 1997 (unaudited) Consolidated Statements of Cash Flows - Three Months and Six Months Ended June 30, 1998 and 1997 (unaudited) Notes to Consolidated Financial Statements (unaudited)

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

               (1)  Liquidity

                     As of June 30, 1998, Registrant had cash of $31,675. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                     As of June 30, 1998, Registrant had restricted cash of $295,822 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

                     In recent years the Registrant has realized significant losses, including the foreclosure of two properties and a substantial reduction of interest in a third property. At the present time, all remaining properties are able to pay their operating expenses and debt service including two of the six properties where the mortgages are basically "cash-flow" mortgages, requiring all available cash after payment of operating expenses to be paid to the first mortgage holder. None of the properties are currently producing a material amount of revenues in excess of operating expenses and debt service. Therefore, it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses.

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

               (3)  Results of Operations

                     During the second quarter of 1998, Registrant incurred a net loss of $361,991 ($14.08 per limited partnership unit) compared to a net loss of $385,011 ($14.97 per limited partnership unit) for the same period in 1997. For the first six months of 1998, the Registrant incurred a net loss of $838,697 ($32.61 per limited partnership unit) compared to a net loss of $1,536,028 ($59.73 per limited partnership unit) for the same period in 1997.

                     Rental income increased $25,660 from $555,496 in the second quarter of 1997 to $581,156 in the same period in 1998. The increase in the second quarter of 1998 from the same period in 1997 is due mainly to increases at Canal House, Roseland, Strehlow Terrace and Mater Dolorosa.

                    Rental income decreased $56,667 from $1,209,738 in the first six months of 1997 to $1,153,071 in the same period in 1998. The decrease from the first six months of 1997 to the same period in 1998 is due mainly to the foreclosure of Locke Mill partially offset by increases at Canal House, Firehouse Square, Roseland, Mater Dolorosa and Strehlow Terrace.

                     Other income decreased $205,643 from $205,643 in the first six months of 1997 to $0 in the same period in 1998. The decrease from the first six months of 1997 to the same period in 1998 is due to the sale of the interest in Strehlow Terrace Apartments Limited Partnership, as referred to in the Form 10-K for the year ended December 31, 1997.

                      Expenses for rental operations increased by $49,592 from $179,559 in the second quarter of 1997 to $229,151 in the same period in 1998 and increased $820 from $575,015 in the first six months of 1997 to $575,846 in the same period in 1998. The increase is mainly the result of an increase in maintenance expense at both Mater Dolorosa and Strehlow Terrace and an increase in wages and salary expense at Mater Dolorosa partially offset by the foreclosure of Locke Mill. At both Mater Dolorosa and Strehlow Terrace, maintenance expense increased due to deferred maintenance performed at the property in the first six months of 1998 and at Mater Dolorosa, wages and salaries expense increased due to cost of living adjustments given to the employees.

                     Depreciation and amortization expense decreased $2,798 from $291,878 in the second quarter of 1997 to $289,080 in the same period in 1998 and decreased $66,627 from $644,788 in the first six months of 1997 to $578,161 in the same period in 1998. The decreases are due to the foreclosure of Locke Mill combined with decreases at Canal House and Roseland partially offset by an increase in amortization expense at Firehouse Square due to the amortization of leasing commissions incurred during 1997.

                      Interest expense decreased by $40,444 from $403,415 in the second quarter of 1997 to $362,971 in the same period in 1998 and decreased $118,417 from $831,279 in the first six months of 1997 to $712,862 for the same period in 1998. The decrease from second quarter and the first six months of 1997 to the same periods of 1998 is mainly due to the foreclosure of Locke Mill in March 1997 partially offset by an increase at Firehouse Square due to an increase in the principal balance upon interest is calculated.

                      Losses  incurred  during  the  quarter  at   the
Registrant's properties amounted to $283,000, compared to a loss of approximately $326,000 for the same period in 1997. For the first six months of 1998 the Registrant's properties recognized a loss of $680,000 compared to approximately $1,549,000 for the same period in 1997. Included in the loss for the first six months of 1997 is $770,000 of extraordinary loss relating to the foreclosure of Locke Mill.

                    In the second quarter of 1998, Registrant incurred a loss of $0 at Locke Mill, compared to a loss of $0 in the second quarter of 1997, and for the first six months of 1998, incurred a loss of $0 compared to a loss of $852,000 for the same period in 1997, including $63,000 of depreciation expense. Included in the loss for the first six months of 1997 is $770,000 of extraordinary loss relating to the foreclosure of the property. The loss without the effect of the foreclosure for the first six months of 1997 would have been $82,000. The change in the loss from the first six months of 1997 to the same period in 1998 is due to the foreclosure of the property on March 31, 1997.

                    In the second quarter of 1998, Registrant incurred a loss of $15,000 at Roseland including $16,000 of depreciation expense, compared to a loss of $19,000 including $18,000 of depreciation in the second quarter of 1997; for the first six months of 1998, the Registrant incurred a loss of $26,000 including $34,000 of depreciation expense, compared to a loss of $36,000 for the same period in 1997, including $36,000 of depreciation expense. The decreased loss from the second quarter and the first six months of 1997 to the same periods in 1998 is mainly due to an increase in rental income due to an increase in the average rental rates and a decrease in depreciation expense due to the fact that certain personal property was fully depreciated in the third quarter of 1997.

                    In the second quarter of 1998, Registrant incurred a loss of $149,000 at Firehouse House including $71,000 of depreciation and amortization expense, compared to a loss of $147,000 including $65,000 of depreciation and amortization expense in the first quarter of 1997. The increase in the loss from the second quarter of 1997 to the same period in 1998 is due to an increase in amortization expense partially offset by a decrease in real estate tax expense due to a decrease in the assessed value of the property. Amortization expense increased due to the amortization of leasing commissions incurred during 1997.

                     For the first six months of 1998, the Registrant incurred a loss of $285,000 at Firehouse Square including $141,000 of depreciation and amortization expense, compared to a loss of $281,000 for the same period in 1997, including $128,000 of depreciation and amortization expense. The increase in the loss from the first six months of 1997 to the same period in 1998 is due to an increase in interest and amortization expense partially offset by an increase in rental income due to an increase in the average rental rates. Interest expense increased due to an increase in the average principal balance of the loan upon which interest is calculated. Amortization expense increased due to the amortization of leasing commissions incurred during 1997.

                    In the second quarter of 1998, Registrant incurred a loss of $5,000 at Mater Dolorosa including $31,000 of depreciation and amortization expense, compared to income of $6,000 including $32,000 of depreciation and amortization expense in the second quarter of 1997, and for the first six months of 1998, the Registrant incurred a loss of $19,000 at Mater Dolorosa including $63,000 of depreciation and amortization expense, compared to a loss of $1,000 for the same period in 1997, including $64,000 of depreciation and amortization expense. The increase in the loss from the second quarter and the first six months of 1997 to the same periods in 1998 is due to an increase in maintenance and wages and salaries expense partially offset by an increase in rental income due to an increase in the average rental rates. Maintenance expense increased due to deferred maintenance performed at the property in the first six months of 1998 and wages and salaries expense increased due to cost of living adjustments given to the employees.

                    In the second quarter of 1998, Registrant incurred a loss of $58,000 at Strehlow Terrace including $58,000 of depreciation expense, compared to a loss of $51,000 including $57,000 of depreciation expense in the second quarter of 1997 and, for the first six months of 1998, the Registrant incurred a loss of $112,000 including $116,000 of depreciation expense, compared to a loss of
$108,000 for the same period in 1997, including $114,000 of depreciation and amortization expense. The increase in the loss from the second quarter and the first six months of 1997 to the same periods in 1998 is due to an increase in maintenance expense due to deferred maintenance performed in the first six months of 1998 partially offset by an increase in rental income due to an increase in the average rental rates.

                    In the second quarter of 1998, Registrant incurred a loss of $53,000 at Canal House including $93,000 of depreciation and amortization expense, compared to a loss of $107,000 including $101,000 of depreciation expense in the second quarter of 1997 and, for the first six months of 1998, the Registrant incurred a loss of $232,000 including $186,000 of depreciation and amortization expense, compared to a loss $259,000 for the same period in 1997, including $202,000 of depreciation expense. The decrease in the losses from the second quarter and the first six months of 1997 to the same periods in 1998 is due to an increase in rental income combined with a decrease in amortization expense. Rental income increased due to an increase in average occupancy (88% to 96%) for the second quarter and (89% to 96%) for the first six months and an increase in the average rental rates. Amortization expense decreased due to the fact that certain leasing commissions became fully amortized in the third quarter of 1997.

                    In the second quarter of 1998, Registrant incurred a loss of $3,000 at Saunders Apartments compared to a loss of $8,000 in the second quarter of 1997. For the first six months of 1998, the Registrant incurred a loss of $6,000 at Saunders Apartments compared to a loss $12,000 for the same period in 1997. The Registrant accounts for this investment on the equity method and the decrease in the loss is due to an overall increase in rental income due to an increase in the average rental rates.

                   DIVERSIFIED HISTORIC INVESTORS VI
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS

                                Assets

                                          June 30, 1998        December 31, 1997
                                           (Unaudited)
Rental properties, at cost:
  Land                                    $   950,238             $   950,238
  Buildings and improvements               27,151,192              27,138,941
  Furniture and fixtures                      845,914                 845,914
                                           ----------              ----------
                                           28,947,344              28,935,093
Less - Accumulated depreciation           (10,491,485)             (9,949,357)
                                           ----------              ----------
                                           18,455,859              18,985,736

Cash and cash equivalents                      31,675                  23,036
Restricted cash                               295,822                 334,180
Investment in affiliate                          (676)                  5,748
Other  assets  (net  of  amortization   of
$462,553  and $426,518 at June 30,    1998
and December 31, 1997, respectively)          327,662                 360,606
                                           ----------              ----------
       Total                              $19,110,342             $19,709,306
                                           ==========              ==========
                   Liabilities and Partners' Equity

Liabilities:
Debt obligations                          $15,374,419             $15,451,686
Accounts payable:
       Trade                                  972,693                 872,625
       Taxes                                   20,004                  20,004
       Related parties                        314,056                 308,474
       Other                                   22,862                   1,026
Interest payable                            1,468,685               1,292,641
Tenant security deposits                      137,820                 124,350
                                           ----------              ----------
       Total liabilities                   18,310,539              18,070,806
                                           ----------              ----------
Partners' equity                              799,803               1,638,500
                                           ----------              ----------
       Total                              $19,110,342             $19,709,306
                                           ==========              ==========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
   For the Three Months and Six Months Ended June 30, 1998 and 1997
                              (Unaudited)

                                     Three months            Six months
                                    Ended June 30,          Ended June 30,
                                   1998        1997       1998         1997

Revenues:
 Rental income                 $ 581,156   $ 555,496   $1,153,071   $1,209,738
 Other income                          0           0            0      205,643
 Interest income                   1,192         170        1,525          436
                                 -------     -------    ---------    ---------
   Total revenues                582,348     555,666    1,154,596    1,415,817
                                 -------     -------    ---------    ---------
Costs and expenses:
 Rental operations               229,151     179,559      575,846      575,026
 General and administrative       60,000      57,906      120,000      119,431
 Interest                        362,971     403,415      712,862      831,279
 Depreciation and
   amortization                  289,080     291,878      578,161      644,788
                                 -------     -------    ---------    ---------
   Total costs and expenses      941,202     932,758    1,986,869    2,170,524
                                 -------     -------    ---------    ---------
Loss  before equity in  affiliate
and extraordinary loss          (358,854)   (377,092)    (832,273)    (754,707)
Equity in net loss of affiliate   (3,137)     (7,919)      (6,424)     (11,701)
                                 -------     -------      -------    ---------
Loss before extraordinary loss  (361,991)   (385,011)    (838,697)    (766,408)
Extraordinary loss                     0           0            0     (769,620)
                                 -------     -------      -------    ---------
Net loss                      ($ 361,991) ($ 385,011)  ($ 838,697) ($1,536,028)
                                 =======     =======      =======    =========
Net loss per limited
  partnership unit
Loss before equity in affiliate($  13.96) ($   14.67)  ($   32.36) ($    29.35)
Equity in net loss of affiliate     (.12)       (.30)        (.25)        (.45)
                                 -------    --------     --------    ---------
Loss before extraordinary loss    (14.08)     (14.97)      (32.61)      (29.80)
Extraordinary loss                     0           0            0       (29.93)
                                 -------    --------     --------    ---------
                               ($  14.08) ($   14.97)  ($   32.61) ($    59.73)
                                 =======    ========     ========    =========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Six Months Ended June 30, 1998 and 1997
                              (Unaudited)

                                                         Six months ended
                                                             June 30,
                                                      1998           1997
Cash flows from operating activities:
 Net loss                                          ($ 838,697)    ($1,536,028)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
 Depreciation and amortization                        578,161         644,788
 Equity in loss of affiliate                            6,424          11,701
 Extraordinary loss                                         0         769,620
 Changes in assets and liabilities:
 Decrease in restricted cash                           38,358          60,715
 Increase in other assets                              (3,089)        (98,280)
 Increase in accounts payable - trade                 100,068          35,044
 Increase in accounts payable - related parties         5,582          27,784
 Increase (decrease) in accounts payable - other       21,836         (59,662)
 Increase in interest payable                         176,044         205,340
 Increase in tenant security deposits                  13,470          12,798
                                                      -------       ---------
Net cash provided by operating activities              98,157          73,820
                                                      -------       ---------
Cash flows from investing activities:
 Capital expenditures                                 (12,251)        (69,047)
                                                      -------       ---------
Net cash used in investing activities                 (12,251)        (69,047)
                                                      -------       ---------
Cash flows from financing activities:
 Proceeds from debt financing                           6,831          67,532
 Principal payments                                   (84,098)        (83,577)
                                                      -------       ---------
Net cash used in financing activities                 (77,267)        (16,045)
                                                      -------       ---------
Increase (decrease) in cash and cash equivalents        8,639         (11,272)

Cash and cash equivalents at beginning of period       23,036          59,334
                                                      -------       ---------
Cash and cash equivalents at end of period           $ 31,675      $   48,062
                                                      =======       =========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors VI (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K and notes thereto, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

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

               (b)  Reports on Form 8-K:

                    No reports were filed on Form 8-K during the quarter ended June 30, 1998.

                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 20, 1998         DIVERSIFIED HISTORIC INVESTORS VI

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