Form 10-Q
period 1998-09-30
DIVERSIFIED HISTORIC INVESTORS VI
filed 1998-12-15
CIK 828604

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1998
                               ---------------------------------------
                                  or

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

                    PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

             Consolidated Balance Sheets - September 30, 1998 (unaudited) and December 31, 1997
             Consolidated Statements of Operations - Three Months and Nine Months Ended September 30, 1998 and 1997 (unaudited) Consolidated Statements of Cash Flows - Three Months and Nine Months Ended September 30, 1998 and 1997 (unaudited) Notes to Consolidated Financial Statements (unaudited)

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

               (1)  Liquidity

                     As of September 30, 1998, Registrant had cash of $28,750. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                      As of September 30, 1998, Registrant had restricted cash of $541,262 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

               (3)  Results of Operations

                     During the third quarter of 1998, Registrant incurred a net loss of $1,055,724 ($41.05 per limited partnership unit) compared to a net loss of $84,138 ($3.27 per limited partnership unit) for the same period in 1997. For the first nine months of 1998, the Registrant incurred a net loss of $1,894,421 ($73.66 per limited partnership unit) compared to a net loss of $1,620,166 ($63.00 per limited partnership unit) for the same period in 1997.

                     Rental income increased $5,130 from $565,930 in the third quarter of 1997 to $571,060 in the same period in 1998. The increase from the third quarter of 1997 to the same period in 1998 is due mainly to increases at Canal House, Firehouse Square, Roseland, and Mater Dolorosa.

                    Rental income decreased $51,537 from $1,775,668 in the first nine months of 1997 to $1,724,131 in the same period in 1998. The decrease from the first nine months of 1997 to the same period in 1998 is due mainly to the foreclosure of Locke Mill and a decrease at Strehlow Terrace partially offset by increases at Canal House, Firehouse Square, and Mater Dolorosa.

                     Other income decreased $205,643 from $205,643 in the first nine months of 1997 to $0 in the same period in 1998. The decrease from the first nine months of 1997 to the same period in 1998 is due to the sale of the interest in Strehlow Terrace Apartments Limited Partnership, as referred to in the Form 10-K for the year ended December 31, 1997.

                      Expenses for rental operations increased by $10,144 from $200,619 in the third quarter of 1997 to $210,763 in the same period in 1998. The increase is mainly the result of an increase in maintenance expense at Mater Dolorosa and an increase in wages and salary expense at Strehlow Terrace partially offset by the foreclosure of Locke Mill and a decrease in maintenance expense at Strehlow Terrace. At Mater Dolorosa, maintenance expense increased due to deferred maintenance performed at the property in the third quarter of 1998 and at Strehlow Terrace, wages and salaries expense increased due to cost of living adjustments given to the employees.

                      Expenses for rental operations increased by $10,964 from $775,645 in the first nine months of 1997 to $786,609 in the same period in 1998. The increase is mainly the result of an increase in maintenance expense at both Mater Dolorosa and Strehlow Terrace and an increase in wages and salary expense at Mater Dolorosa partially offset by the foreclosure of Locke Mill. At both Mater Dolorosa and Strehlow Terrace, maintenance expense increased due to deferred maintenance performed at the property in the first nine months of 1998 and at Mater Dolorosa, wages and salaries expense increased due to cost of living adjustments given to the employees.

                     Depreciation and amortization expense increased $17,507 from $271,574 in the third quarter of 1997 to $289,081 in the same period in 1998. The increase is due to an increase in amortization expense at Firehouse Square due to the amortization of leasing commissions incurred during 1997 partially offset by a decrease at Roseland.

                     Depreciation and amortization expense decreased $49,120 from $916,362 in the first nine months of 1997 to $867,242 in the same period in 1998. The decrease is due to the foreclosure of Locke Mill combined with a decrease at Roseland partially offset by an increase in amortization expense at Firehouse Square due to the amortization of leasing commissions incurred during 1997.

                      Interest expense increased by $951,095 from $112,825 in the third quarter of 1997 to $1,063,920 in the same period in 1998 and increased $832,678 from $944,104 in the first nine months of 1997 to $1,776,782 for the same period in 1998. The increase from the third quarter and the first nine months of 1997 to the same periods of 1998 is mainly due to prepayment penalties incurred in connection with refinancing of the first mortgages at Canal House and Firehouse Square partially offset by the foreclosure of Locke Mill in March 1997.

                      Losses  incurred  during  the  quarter  at   the
Registrant's properties amounted to $974,000, compared to a loss of approximately $16,000 for the same period in 1997. For the first nine months of 1998 the Registrant's properties recognized a loss of $1,647,000 compared to approximately $1,536,000 for the same period in 1997. Included in the loss for the first nine months of 1997 is $770,000 of extraordinary loss relating to the foreclosure of Locke Mill.

                     In the third quarter of 1998, Registrant incurred a loss of $0 at Locke Mill, compared to a loss of $0 in the third quarter of 1997, and for the first nine months of 1998, incurred a loss of $0 compared to a loss of $852,000 for the same period in 1997, including $63,000 of depreciation expense. Included in the loss for the first nine months of 1997 is $770,000 of extraordinary loss relating to the foreclosure of the property. The loss without the effect of the foreclosure for the first nine months of 1997 would have been $82,000. The change in the loss from the first nine months of 1997 to the same period in 1998 is due to the foreclosure of the property on March 31, 1997.

                     In the third quarter of 1998, Registrant incurred
a loss of $15,000 at Roseland including $16,000 of depreciation expense, compared to a loss of $20,000 including $19,000 of depreciation in the third quarter of 1997; for the first nine months of 1998, the Registrant incurred a loss of $41,000 including $50,000 of depreciation expense, compared to a loss of $56,000 for the same period in 1997, including $55,000 of depreciation expense. The decreased loss from the third quarter and the first nine months of 1997 to the same periods in 1998 is mainly due to an increase in rental income due to an increase in the average rental rates and a decrease in depreciation expense due to the fact that certain personal property was fully depreciated in the third quarter of 1997.

                     In the third quarter of 1998, Registrant incurred
a loss of $348,000 at Firehouse Square including $70,000 of depreciation and amortization expense, compared to a loss of $126,000 including $64,000 of depreciation and amortization expense in the third quarter of 1997 and, for the first nine months of 1998, incurred a loss of $633,000 including $211,000 of depreciation and amortization expense, compared to a loss of $407,000 for the same period in 1997, including $192,000 of depreciation and amortization expense. The increase in the loss from the third quarter and the first nine months of 1997 to the same periods in 1998 is due to an increase in interest and amortization expense partially offset an increase in rental income due to an increase in the average rental rates. Interest expense increased due to a prepayment penalty incurred in connection with a refinancing of the first mortgage loan. Amortization expense increased due to the amortization of leasing commissions incurred during 1997.

                     In the third quarter of 1998, Registrant incurred a loss of less than $1,000 at Mater Dolorosa including $32,000 of depreciation and amortization expense, compared to a loss of $4,000 including $31,000 of depreciation and amortization expense in the third quarter of 1997. The decrease in the loss from the third quarter of 1997 to the same period in 1998 is due to an increase in rental income partially offset by an increase in maintenance expense. The increase in rental income is due to an increase in the average rental rates. Maintenance expense increased due to deferred maintenance performed at the property in the third quarter of 1998.

                     For the first nine months of 1998, the Registrant incurred a loss of $19,000 at Mater Dolorosa including $95,000 of depreciation and amortization expense, compared to a loss of $5,000 for the same period in 1997, including $95,000 of depreciation and amortization expense. The increase in the loss from the first nine months of 1997 to the same period in 1998 is due to an increase in maintenance and wages and salaries expense partially offset by an increase in rental income. Maintenance expense increased due to deferred maintenance performed at the property in the first nine months of 1998. Wages and salaries increased due to cost of living adjustments given to employees. The increase in rental income is due to an increase in the average rental rates.

                     In the third quarter of 1998, the Registrant incurred a loss of $54,000 at Strehlow Terrace including $58,000 of depreciation expense, compared to a loss of $55,000 including $57,000 of depreciation expense in the second quarter of 1997. The decrease in the loss from the third quarter of 1997 to the same period in 1998 is due to a decrease in maintenance expense due to deferred maintenance performed in the third quarter of 1997 which was not required in the third quarter of 1998 partially offset by an increase in wages and salaries expense due to cost of living adjustments given to employees.

                     For the first nine months of 1998, the Registrant incurred a loss of $166,000 at Strehlow Terrace including $174,000 of depreciation expense, compared to a loss of $146,000 for the same period in 1997, including $171,000 of depreciation and amortization expense. The increase in the loss from the first nine months of 1997 to the same period in 1998 is due to an increase in maintenance expense due to deferred maintenance performed in the first six months of 1998 combined with a decrease in rental income due to a decrease in the average occupancy (95% to 88%).

                     In the third quarter of 1998, Registrant incurred a loss of $556,000 at Canal House including $93,000 of depreciation and amortization expense, compared to income of $189,000 including $80,000 of depreciation expense in the third quarter of 1997 and, for the first nine months of 1998, the Registrant incurred a loss of $788,000 including $279,000 of depreciation and amortization expense, compared to a loss of $70,000 for the same period in 1997, including $282,000 of depreciation expense. The increase in the losses from the third quarter and the first nine months of 1997 to the same periods in 1998 is due mainly to an increase in interest expense partially offset by an increase in rental income. Interest expense increased due to a prepayment penalty incurred in connection with a refinancing of the
property.   Rental income increased due to an increase in the  average rental rates.

                     In the third quarter of 1998, Registrant incurred a loss of $3,000 at Saunders Apartments compared to a loss of $9,000 in the second quarter of 1997. For the first nine months of 1998, the Registrant incurred a loss of $17,000 at Saunders Apartments compared to a loss $10,000 for the same period in 1997. The Registrant accounts for this investment on the equity method and the decrease in the loss is due to an overall increase in rental income due to an increase in the average rental rates.

                   DIVERSIFIED HISTORIC INVESTORS VI
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS

                                Assets

                                           September 30, 1998  December 31, 1997
                                               (Unaudited)
Rental properties, at cost:
  Land                                        $   950,238         $   950,238
  Buildings and improvements                   27,160,191          27,138,941
  Furniture and fixtures                          845,914             845,914
                                               ----------          ----------
                                               28,956,343          28,935,093
Less - Accumulated depreciation               (10,762,549)         (9,949,357)
                                               ----------          ----------
                                               18,193,794          18,985,736

Cash and cash equivalents                          28,750              23,036
Restricted cash                                   541,262             334,180
Investment in affiliate                            (4,155)              5,748
Other  assets  (net  of  amortization   of
$480,571  and  $426,518 at  September  30,
1998 and December 31, 1997, respectively)         524,984             360,606
                                               ----------          ----------
       Total                                  $19,284,635         $19,709,306
                                               ==========          ==========
                   Liabilities and Partners' Equity

Liabilities:
Debt obligations                              $16,480,108         $15,451,686
Accounts payable:
       Trade                                    1,033,467             872,625
       Taxes                                       20,004              20,004
       Related parties                            316,050             308,474
       Other                                       23,447               1,026
Interest payable                                1,538,975           1,292,641
Tenant security deposits                          128,502             124,350
                                               ----------          ----------
       Total liabilities                       19,540,553          18,070,806
                                               ----------          ----------
Partners' equity                                 (255,918)          1,638,500
                                               ----------          ----------
       Total                                  $19,284,635         $19,709,306
                                               ==========          ==========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 1998 and 1997
                              (Unaudited)

                                       Three months         Nine months
                                   Ended September 30,   Ended September 30,
                                     1998       1997      1998        1997

Revenues:
 Rental income                   $  571,060  $565,930  $1,724,131  $1,775,668
 Other income                             0         0           0     205,643
 Interest income                        459       286       1,984         722
                                    -------   -------   ---------   ---------
   Total revenues                   571,519   566,216   1,726,115   1,982,033
                                    -------   -------   ---------   ---------
Costs and expenses:
 Rental operations                  210,763   200,619     786,609     775,645
 General and administrative          60,000    60,060     180,000     179,491
 Interest                         1,063,920   112,825   1,776,782     944,104
 Depreciation and
   amortization                     289,081   271,574     867,242     916,362
                                  ---------   -------   ---------   ---------
   Total costs and expenses       1,623,764   645,078   3,610,633   2,815,602
                                  ---------   -------   ---------   ---------
Loss  before equity in  affiliate
and extraordinary loss           (1,052,245)  (78,862) (1,884,518)   (833,569)
Equity in net loss of affiliate      (3,479)   (5,276)     (9,903)    (16,977)
                                  ---------   -------   ---------   ---------
Loss before extraordinary loss   (1,055,724)  (84,138) (1,894,421)   (850,546)
Extraordinary loss                        0         0           0    (769,620)
                                  ---------   -------   ---------   ---------
Net loss                        ($1,055,724)($ 84,138)($1,894,421)($1,620,166)
                                  =========   =======   =========   =========
Net loss per limited
  partnership unit
Loss before equity in affiliate ($    40.91)($   3.06)($    73.27)($    32.41)
Equity in net loss of affiliate        (.14)     (.21)       (.39)       (.66)
                                  ---------   -------   ---------   ---------
Loss before extraordinary loss       (41.05)    (3.27)     (73.66)     (33.07)
Extraordinary loss                        0         0           0      (29.93)
                                  ---------   -------   ---------   ---------
                                ($    41.05)($   3.27)($    73.66)($    63.00)
                                  =========   =======   =========   =========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Nine Months Ended September 30, 1998 and 1997
                              (Unaudited)

                                                       Nine months ended
                                                          September 30,
                                                     1998             1997
Cash flows from operating activities:
 Net loss                                        ($1,894,421)     ($1,620,166)
 Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
 Depreciation and amortization                       867,242          916,362
 Equity in loss of affiliate                           9,903           16,977
 Extraordinary loss                                        0          769,620
 Changes in assets and liabilities:
 Increase in restricted cash                        (207,082)         (14,549)
 Increase in other assets                           (218,429)         (97,355)
 Increase in accounts payable - trade                160,842          101,743
 Increase in accounts payable - related parties        7,576           27,784
 Increase (decrease) increase in accounts
   payable - other                                    22,421          (56,083)
 Increase in interest payable                        246,334          171,579
 Increase in tenant security deposits                  4,156           19,455
Net cash (used in) provided by operating           ---------        ---------
    activities                                    (1,001,458)         235,367
                                                   ---------        ---------
Cash flows from investing activities:
 Capital expenditures                                (21,250)         (88,414)
                                                   ---------        ---------
Net cash used in investing activities                (21,250)         (88,414)
                                                   ---------        ---------
Cash flows from financing activities:
 Proceeds from debt financing                      1,139,659           67,967
 Principal payments                                 (111,237)        (235,118)
Net cash provided by (used in) financing           ---------        ---------
     activities                                    1,028,422         (167,151)
                                                   ---------        ---------
Increase (decrease) in cash and cash equivalents       5,714          (20,198)

Cash and cash equivalents at beginning of period      23,036           59,334
                                                   ---------        ---------
Cash and cash equivalents at end of period        $   28,750       $   39,136
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

                (b)  Reports on Form 8-K:

                     No reports were filed on Form 8-K during the quarter ended September 30, 1998.

                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 14, 1998        DIVERSIFIED HISTORIC INVESTORS VI
       -----------------
                                By: Dover Historic Advisors VI, General Partner

                                    By: EPK, Inc., Partner

                                        By:  /s/ Spencer Wertheimer
                                             -----------------------
                                             SPENCER WERTHEIMER
                                             President and Treasurer