Form 10-K
period 1998-12-31
DIVERSIFIED HISTORIC INVESTORS VI
filed 1999-05-19
CIK 828604

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                               FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended              December 31, 1998
                          --------------------------------------------
                                  or

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______________________ to _____________

Commission file number                        33-19811
                       -----------------------------------------------
                    DIVERSIFIED HISTORIC INVESTORS VI
----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

       Pennsylvania                                      23-2492210
------------------------------                     -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization                      Identification No.)

         1609 WALNUT STREET, Philadelphia, PA           19103
-----------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code  (215) 557-9800

Securities registered pursuant to Section 12(b) of the Act:     NONE

Securities registered pursuant to section 12(g) of the Act: 25,461 Units

                      Units of Limited Partnership Interest
-----------------------------------------------------------------------
                           (Title of Class)

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

                                PART I

Item 1.             Business

               a.   General Development of Business

                     Diversified Historic Investors VI ("Registrant") is a limited partnership formed in 1988 under Pennsylvania law. As of December 31, 1998, Registrant had outstanding 25,461 units of limited partnership interest (the "Units").

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

                      Since the Registrant's inception, all the properties acquired either by the Registrant, or the subsidiary partnerships in which it has an interest, have been rehabilitated and certified as historic structures and have received the related investment tax credit. In addition, four properties (Roseland, Mater Dolorosa, Strehlow Terrace and Saunders Apartments) are low-income housing structures which qualify for, have received, and will continue to receive, the low income tax credits. Each of the properties currently owned are held for rental operations. At this time it is anticipated that all the properties will continue to be held for this purpose. At such time as real property values begin to increase to a point where they can be sold at a price which is sufficient to repay the underlying indebtedness, the Registrant will re-evaluate its investment strategy regarding the properties.

                      As   of  December  31,  1998,  Registrant  owned
interests  in  six  properties, located in Nebraska (three),  Virginia
(one), Pennsylvania (one), and Louisiana (one). In total, the properties contain 100 apartment units, 149 condominium units used as rental units, and 44,115 square feet ("sf") of commercial/retail space. As of December 31, 1998, 236 of the apartment and condominium units were under lease (95%) at monthly rental rates ranging from $246 to $1,500. In addition, 43,002 sf of commercial/retail space was under lease (97%) at annual rates ranging from $3.13 to $24.14 per sf. Rental of the apartments and commercial space is not expected to be seasonal. For a further discussion of the properties, see Item 2. Properties.

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

                      Registrant   has  no  employees.    Registrant's
activities are overseen by Brandywine Construction & Management, Inc. ("BCMI"), a real estate management firm.

                d. Financial Information About Foreign and Domestic Operations and Export Sales

                    See Item 8. Financial Statements and Supplementary
Data.

Item 2.             Properties

                As of December 31, 1998, Registrant owned interests in five partnerships which each own one property and a minority interest in an additional partnership which owns one property. A summary description of each property is given below.

                a. Firehouse Square - consists of 31,431 sf of commercial space at 902-910 King Street in Alexandria, Virginia. In December 1988, Registrant was admitted, with a 90% general partner interest, to Firehouse Square General Partnership ("FSGP"), a Virginia general partnership, for a cash capital contribution of $1,750,000. FSGP acquired and rehabilitated the property for $5,660,000 ($151.51 per sf), funded by the equity contribution and a mortgage note payable of $4,207,000. On June 1, 1993, the first mortgage was modified. The terms of the modification include the addition of all accrued and unpaid interest ($218,728) to the principal balance and revision of the payment terms. The lender also advanced $40,711 for real estate taxes and $33,627 for tenant improvements. Monthly payments of interest to the new note holder were to be made in an amount equal to net operating income. The note accrued interest at prime plus 1/2%. On November 16, 1994, the new first mortgage holder foreclosed upon its mortgage. By "credit bidding" its mortgage, the mortgage holder became the successful bidder at sale. The first mortgage holder sold its successful bid to a partnership known as 901 King Street Associates ("KSA"). KSA is a general partnership owned 90% by DHI-VI. The selling price of the mortgage was the amount that the mortgage had been immediately prior to foreclosure. The obligation has terms materially the same as the original mortgage loan and is secured by a new mortgage on the Property. Therefore, after the sale, the Registrant's interest in the Property was unchanged. The principal balance of the mortgage at December 31, 1997 was $4,304,188. The note accrued interest at prime plus 1/2% and the entire principal balance was due October 1998. In June 1995, the Registrant refinanced
$900,000 of the first mortgage (principal balance of $876,936 at December 31, 1997). This loan bore interest at 9.75%, was payable in monthly installments of principal and interest of $8,021 and was due in June 2005. In November 1998, both mortgages were refinanced. The first mortgage was refinanced with a $1,937,000 mortgage (principal balance of $1,937,000 at December 31, 1998) which bears interest at 7.08%, is payable in monthly installments of principal and interest of $13,789 and is due in November 2008. The second mortgage was refinanced with a $4,330,107 mortgage (principal balance of $4,355,866 at December 31, 1998 including accrued but unpaid interest) which bears interest at 7%, is due in to December 2008 and monthly payments of interest are to be made in an amount equal to net operating income. Proceeds from the refinancing of the first mortgage were used to reduce the second mortgage principal.

                     The property is managed by BCMI. As of December 31, 1998, all 31,431 sf of space was under lease (100%) at annual rates ranging from $7.12 to $20.89 per sf. The occupancy for the previous four years was 94% for 1997, 82% for 1996, 89% for 1995 and 88% for 1994. The average annual rent has been $7.12 to 20.89 per sf for 1997, $7.00 to $20.55 per sf for 1996, $6.57 to $26.96 per sf for
1995 and $6.50 to $19.29 per sf for 1994. There are three tenants who each occupy ten percent or more of the rentable square footage. They operate principally as a law firm, an architectural firm and an computer company. All leases are operating leases and the minimum future rentals on the noncancelable leases as of December 31, 1998 are $594,258. There are no contingent liabilities included in income for the years ended December 31, 1998, 1997 and 1996.
                     The following is a table showing commercial lease expirations at Firehouse Square for the next five years.

                                                 Total annual       % of gross
                Number of       Total sf of    rental covered by   annual rental
             leases expiring  expiring leases  expiring leases    from property

       1999        1              5,599            $103,594             17%
       2000        3             10,891             282,969             48%
       2001        1              2,574              42,499              7%
       2002        3              5,663              69,099             12%
       2003        4              6,704              96,187             16%

                     Although no firm commitments have been made, the Registrant anticipates the one lease which is scheduled to expire in December 1998 will be extended for at least an additional year, due to the availability of a renewal option.

                     For tax purposes, this property has a basis of $3,641,047 and is depreciated using the straight-line method with a useful life of 39 years. The annual real estate taxes are $31,031 which is based on an assessed value of $2,900,100 taxed at a rate of $1.07 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

                b. Roseland - consists of 17 low-income apartments and 3,100 sf of retail space at 4932 South 24th Street in South Omaha, Nebraska. In July 1988, Registrant was admitted with a 98% general partner interest and a 1% limited partner interest to Roseland Redevelopment Partners ("RRP"), a Nebraska limited partnership, for a cash capital contribution of $700,000. RRP acquired and rehabilitated the property for $1,680,000 ($70.29 per sf), funded by the equity contribution and three notes payable. The first note payable of $500,000 is non-interest bearing, principal due upon sale of the property; the second note payable of $63,313 bears interest at 9.16%, interest adjusting every three years based on the three-year Treasury Bill rate plus 250 basis points, payable in semi-annual installments of principal and interest of $4,856, due in November 2001 (principal balance at December 31, 1998 of $25,071); the third note payable of $370,000 (principal balance of $349,195 at December 31, 1998) bears interest at 8% and is payable in monthly installments of principal and interest of $3,083.

                    The property is managed by an independent property management firm. On December 31, 1998, 14 of the units were leased (82%) at monthly rents of $246 to $450 and 3,100 sf of commercial space (100%) was leased at annual rents ranging from $3.13 to $5.50 per sf. All residential leases are renewable, one-year leases. The occupancy for the residential units for the previous four years was 92% for 1997, 88% for 1996, 94% for 1995 and 87% for 1994. The
monthly rental range has been approximately the same since 1994. The commercial space has been 100% occupied since 1994. The range for annual rents has been $3.13 to $5.50 per sf for 1997, $3.00 to $4.29 per sf for 1996, $3.00 to $3.43 per sf for 1995 and $2.75 per sf for 1994. There is one tenant who occupies ten percent or more of the rentable square footage. It principally functions as a counseling center. All commercial leases are operating leases and the minimum future rentals on the noncancelable leases as of December 31, 1998 are $10,800. There are no contingent liabilities included in income for the years ended December 31, 1998, 1997 and 1996.

                     The following is a table showing commercial lease expirations at Roseland for the next five years:

                                                  Total annual
                  Number of        Total sf of   rental covered by  % of gross
               leases expiring  expiring leases  expiring leases   annual rental

         1999        0                  0                 0              0
         2000        2              3,100           $10,800             14%
         2001        0                  0                 0              0
         2002        0                  0                 0              0
         2003        0                  0                 0              0

                     For tax purposes, this property has a basis of $1,677,060 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $8,659 which is based on an assessed value of $360,300 taxed at a rate of $2.40320 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

                c.    Mater Dolorosa Apartments - consists of  68  low
income apartments located at 1265 South Carrollton Avenue in New Orleans, Louisiana. In July 1988, Registrant was admitted with a 90% general partnership interest to Mater Dolorosa General Partnership ("MDGP") a Pennsylvania general partnership, for a cash contribution of $1,519,000. MDGP acquired and rehabilitated the property for $3,149,000 ($59.39 per sf), funded by the equity contribution and a note payable of $1,790,000. The note payable bears interest at 8.5%, is payable monthly in principal and interest payments of $17,627, and is due in April 2005 (principal balance at December 31, 1998 of $1,033,150).

                     The property is managed by a property management firm which is an affiliate of the Registrant's co-general partner of MDGP. At December 31, 1998, 66 of the units were rented (97%) at monthly rents of $486 to $571. All leases are renewable, one-year leases. The occupancy for the previous four years was 97% for 1997, 99% for 1996, 100% for 1995 and 99% for 1994. The monthly rental range has been approximately the same since 1994. For tax purposes, this property has a basis of $3,178,476 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $5,248 which is based on an assessed value of $32,530 taxed at a rate of $16.1328 per $100. There is no one tenant who occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

                d.    Strehlow Terrace Apartments - consists of 70 low
income apartment units located at 2024 North 16th Street, Omaha, Nebraska. In January 1989, Registrant was admitted with a 98% general partner interest to Strehlow Terrace Apartments Limited Partnership ("STALP"), a Nebraska limited partnership, for a cash capital contribution of $2,250,000. STALP acquired and rehabilitated the property for $5,817,000 ($52.02 per sf) funded by the equity contribution and three mortgage loans. The first loan, financed through the Governmental National Mortgage Association ("GNMA") is for $1,789,000 (principal balance at December 31, 1998 of $1,775,053), bears interest at 10-1/4%, is payable in monthly installments of principal and interest of $15,540, and is due in 2030. In August 1993, six units were damaged by a fire at Strehlow Terrace. Due to the financial difficulties caused by the fire, STALP fell behind on its monthly debt service by several months. Although the property was able to reduce the arrearage by 50% and commenced regular, monthly payments by May 1994, the loan was declared in default and was assigned by GNMA to the Federal Housing Administration/Housing and Urban Development ("FHA/HUD") on June 24, 1994. At December 31, 1998, the Registrant and HUD were in the process of attempting a workout agreement on the loan. The other two loans were made by the City of Omaha. One, in the amount of $1,700,000, bears interest at 1%, and the other, in the amount of $75,000, is non-interest bearing. The principal and interest (if any) on both City of Omaha loans is due upon the sale of the property or in the year 2030, whichever is earlier.

                    The property is managed by an independent property
management firm. On December 31, 1998, 68 of the apartments were leased (97%) at monthly rents ranging from $397 to $600. All leases are renewable, one-year leases. The occupancy for the previous four years was 97% for 1997, 96% for 1996, 87% for 1995 and 91% for 1994.
The monthly rental range has been approximately the same since 1994. For tax purposes, this property has a basis of $5,926,695 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $16,284 which is based on an assessed value of $575,500 taxed at a rate of $2.81991 per $100. No one tenant occupies ten percent of more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

                 e.     Canal  House  -  consists  of  71  residential
condominium units and 8,471 sf of commercial condominium space located at 4250-4312 Main Street, Manayunk, Pennsylvania. In February 1989, Registrant was admitted to Canal House Historic Associates ("CHHA"), a Pennsylvania limited partnership with a 99% general partner interest for a cash contribution of $6,000,000. During 1990, Registrant made an additional cash contribution of $200,000. (The 1% limited partnership interest is also controlled by Registrant; it is held by a Pennsylvania corporation whose stock is owned by Registrant). CHHA acquired and rehabilitated the property for $9,700,000 ($94.41 per sf) which was funded by the equity contribution and a loan of $4,000,000 with interest at 7.75% and monthly principal (based on a 30-year amortization) and interest payments. In October 1995, the Registrant ceased making debt service payments. The loan was sold in December 1995. The Registrant entered into an agreement with the new holder of the note (principal balance of $1,503,655 at December 31, 1998) whereby the maturity of the loan was extended to December 2000 and monthly payments of interest are to be made to the new note holder in an amount equal to net operating income. In April 1996, the Registrant refinanced $3,216,000 of the first mortgage. This new loan was a first mortgage which bore interest at 8.75%, payable in monthly installments of principal and interest of $25,300 and was due in April 2003. In September 1998, the second mortgage lender advanced the property $3,907,200 to repay the first mortgage with the intention of refinancing the first mortgage at a lower interest rate. This refinancing was completed in January 1999 with a $4,000,000 mortgage loan which bears interest at 7.22%, is payable in monthly payments of principal and interest of $27,206 and is due in January 2009.

                     The property is managed by BCMI. At December 31, 1998, 65 of the residential units were under lease (92%) at monthly rents of $670 to $1,500, and all of the commercial space was under lease (100%) at annual rents ranging from $19.00 to $24.14 per sf. All residential leases are renewable, one-year leases. The occupancy for the residential units for the previous four years was 94% for 1997, 93% for 1996, 88% for 1995 and 90% for 1994. The monthly rental range has been approximately the same since 1994. The occupancy for the commercial space was 90% for 1997, 88% for 1996, 94% for 1995 and 88% for 1994. The range for annual rents has been $19.00 to $23.11 per  sf  for 1997, $19.00 to $22.61 per sf for 1996, $18.86 to  $19.52
per sf for 1995 and $17.00 to $19.00 per sf for 1994. There are no tenants who occupy ten percent or more of the rentable square footage. All leases are operating leases and the minimum future rentals on the noncancelable leases as of December 31, 1998 are $179,893. There are no contingent liabilities included in income for the years ended December 31, 1998, 1997 and 1996.

                     The following is a table showing commercial lease expirations at Canal House for the next five years.

                                                   Total annual
                  Number of       Total sf of   rental covered by   % of gross
               leases expiring  expiring leases  expiring leases   annual rental

         1999        1                850             19,200             2%
         2000        1              2,426             46,094             5%
         2001        2              5,065            114,599            12%
         2002        0                  0                  0             0
         2003        0                  0                  0             0

        Although there have not been any discussions, the Registrant anticipates that the one lease which is scheduled to expire in September 1998, will be extended for at least an additional year at current market rates.

                     For  tax  purposes, this property has a basis  of
$9,282,138 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $87,863 which is based on an assessed value of $1,063,200 taxed at a rate of $8.264 per $100. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

              f.      Saunders Apartments - consists of 23  low-income
apartments at 415 North 41st Avenue in Omaha, Nebraska. Registrant acquired a 99% joint venture interest in Saunders Apartments Joint Venture ("SAJV"), a Nebraska Joint Venture, for a cash capital contribution of $875,000. SAJV acquired and rehabilitated the property for $1,815,000 ($79.96 per sf), funded by the equity contribution and a mortgage payable of $675,000. The note was retired with $285,000 advanced from Registrant's co-general partner, and a mortgage note payable of $395,000 (principal balance at December 31, 1998 of $282,396). The mortgage note bears interest at 10.87%, is payable in monthly installments of $3,723 and matures in May 1997. On June 1, 1993 an amended and restated joint venture agreement was reached whereby the Registrant's interest was reduced to a 30% interest.

                    The property is managed by an independent property
management firm. As of December 31, 1998, all 23 units were under lease (100%) with rents ranging from $385 to $430. All leases are renewable, one-year leases. The occupancy for the previous four years was 93% for 1997, 87% for 1996, 83% for 1995 and 78% for 1994. The
monthly rental range has been approximately the same since 1994. For tax purposes, this property has a basis of $1,947,071 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $9,901 which is based on an assessed value of $382,700 taxed at a rate of $2.5873 per $100. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

Item 3.      Legal Proceedings

              a. To the best of its knowledge, Registrant is not party to, nor is any of its property the subject of any pending material legal proceedings.

Item 4.        Submission of Matters to a Vote of Security Holders

              No matter was submitted during the fiscal years covered by this report to a vote of security holders.

                                PART II

Item  5.         Market  for  Registrant's Common Equity  and  Related
                 Stockholder Matters

              a.    There is no established public trading market  for
the Units. Registrant does not anticipate any such market will develop. Trading in the units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 286 units were sold or exchanged of record in 1998.

              b. As of December 31, 1998, there were 2,801 record holders of Units.

              c. Registrant did not declare any cash dividends in 1998 or 1997.

Item 6.        Selected Financial Data

              The  following selected financial data are for the  five
years  ended  December  31,  1998.   This  data  should  be  read   in
conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                         1998        1997        1996        1995        1994

Rental income        $ 2,295,927 $ 2,332,312 $ 2,622,418 $ 2,516,916 $ 2,976,153
Interest income            2,783         949       1,229       3,330       5,864
Net loss               2,447,292   2,016,133   2,114,935   2,497,861     816,728
Net loss per Unit          95.16       78.40       82.24       97.13       31.75
Total assets (net of
depreciation and
amortization)         18,878,736  19,709,306  25,557,744  26,767,721  26,779,880
Debt obligations      17,161,190  15,451,686  19,353,961  19,141,915  17,026,650

Note: See Part II, Item 7.3 Results of Operations for a discussion of factors which materially affect the comparability of the information reflected in the above table.

Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

               (1)  Liquidity

                      At December 31, 1998, Registrant had total unrestricted cash of $28,064. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                    As of December 31, 1998, Registrant had restricted cash of $280,896 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

               (3)  Results of Operations

                     During 1998, Registrant incurred a net loss of $2,447,292 ($95.16 per limited partnership unit) compared to a net loss of $2,016,133 ($78.40 per limited partnership unit) in 1997 and a net loss of $2,114,935 ($82.24 per limited partnership unit) in 1996. Included in the 1997 loss is $769,620 of extraordinary loss relating to the foreclosure of Locke Mill Plaza.

                    Rental income decreased from $2,622,418 in 1996 to
$2,332,312 in 1997 to $2,295,927 in 1998.  The decrease from  1997  to
1998 is the result of the loss of Locke Mill in March 1997 partially offset by increases at Canal House, Firehouse Square, Mater Dolorosa and Roseland due to increases in the average rental rates. The decrease from 1996 to 1997 is mainly due to the loss of Locke Mill in March 1997 combined with a decrease at Strehlow Terrace partially offset by increases at Canal House and Firehouse Square.

                      Rental operations expense decreased from $1,373,076 in 1996 to $1,045,979 in 1997 and increased to $1,076,819 in 1998. The increase from 1997 to 1998 is the result of an increase in maintenance expense at Mater Dolorosa and Canal House, an increase in wages and salaries at Mater Dolorosa and Strehlow Terrace and an increase in management fees and commissions expense at Canal House partially offset by the loss of Locke Mill in March 1997. The decrease from 1996 to 1997 is mainly due to the loss of Locke Mill in March 1997 combined with a decrease in legal fees at Canal House partially offset by an increase in maintenance expense at Mater Dolorosa.

                    Interest expense decreased from $1,773,685 in 1996
to  $1,313,837  in  1997  and increased to $2,189,165  in  1998.   The
increase from 1997 to 1998 is mainly the result of increases at Canal House and Firehouse Square due to prepayment penalties paid in connection with the refinancings. The decrease from 1996 to 1997 is mainly due to the loss of Locke Mill in March 1997 combined with a decrease at Canal House partially offset by increases at Mater Dolorosa and Firehouse Square.

                     Depreciation and amortization expense decreased from $1,397,601 in 1996 to $1,162,964 in 1997 and increased to
$1,211,249 in 1998. The increase from 1997 to 1998 is due to increases in depreciation expense at Canal House, Firehouse Square, Roseland and Strehlow due to the depreciation of additions in 1997. Amortization expense increased at Firehouse Square due to the amortization of loan costs incurred in connection with the refinancing of the first mortgage. The decrease from 1996 to 1997 is mainly due to the loss of Locke Mill in March 1997 combined with decreases at Firehouse Square and Roseland partially offset by an increase at Strehlow Terrace.

                     In 1998, losses of $2,101,000 were incurred at Registrant's Properties compared to a loss of $1,834,000 in 1997 and $1,845,000 in 1996. A discussion of property operations/activities follows:

                     In 1997, Registrant sustained a loss of $852,000 at Locke Mill Plaza including $63,000 of depreciation and amortization expense, compared to a loss of $481,000 including $251,000 of depreciation and amortization expense in 1996. The 1997 loss without the effect of the foreclosure would have been $119,000. Included in operations for 1997 is an extraordinary loss of $733,000 representing the excess of the fair market value of the Locke Mill Plaza property over the liabilities satisfied in the foreclosure. The decrease in the loss from 1996 to 1997 is due to the loss of the property in March 1997.

                     In 1998, Registrant incurred losses of $52,000 at Roseland including $68,000 of depreciation expense compared to a loss of $56,000 including $62,000 of depreciation expense in 1997 and a loss of $71,000 including $73,000 of depreciation expense in 1996. Since Roseland is a low income housing property, rents are fixed in relation to specified income levels. As a result, similar to Mater Dolorosa and Strehlow Terrace discussed below, the property experiences high occupancy but rental income remains low. The decrease in the loss from 1997 to 1998 is due to an increase in rental income due to an increase in the average rental rates partially offset by an increase in depreciation expense. Depreciation expense increased due to depreciation expense on improvements to the property. The decrease in the loss from 1996 to 1997 is due to a decrease in depreciation expense resulting from personal property becoming fully depreciated in 1997.

                    In 1998, Registrant incurred a loss of $839,000 at Firehouse Square including $328,000 of depreciation and amortization expense compared to a loss of $511,000 including $235,000 of depreciation and amortization expense in 1997 and a loss of $594,000 including $267,000 of depreciation and amortization expense in 1996. The increase in the loss from 1997 to 1998 is due to an increase in interest, depreciation and amortization expense partially offset by an increase in rental income. Interest expense increased due to a prepayment penalty paid to refinance the first mortgage. Depreciation expense increased due to depreciation expense on improvements to the property. Amortization expense increased due to the amortization of loan costs incurred in connection with the refinancing of the first mortgage. Rental income increased due to an increase in the average rental rates. The decrease in the loss from 1996 to 1997 is due to an increase in rental income due to an increase in the average occupancy (86% to 94%) and a decrease in amortization expense partially offset by an increase in interest expense. Amortization expense decreased due to the amortization of leasing commissions for tenants who vacated in 1997. Interest expense increased due to an increase in principal balance upon which interest is accrued as a result of advances from the first mortgage holder to pay for tenant improvements.

                     In 1998, Registrant incurred a loss of $26,000 at Mater Dolorosa including depreciation expense of $127,000 compared to a loss of $31,000 including depreciation expense of $127,000 in 1997 and a loss of $6,000 including depreciation expense of $127,000 in 1996. Since Mater Dolorosa is a low income housing property, rents are fixed in relation to specified income levels. As a result, similar to Roseland and Strehlow Terrace, the property experiences high occupancy but rental income remains low. The decrease in the loss from 1997 to 1998 is due to an increase in rental income and a decrease in interest expense partially offset by an increase in maintenance and wages and salaries expense. Rental income increased due to an increase in the average rental rates. Interest expense decreased due to a correction in 1997 of how interest is calculated on the mortgage loan costs. Maintenance expense increased due to the replacement of carpeting and the painting of several units in 1998. Wages and salaries expense increased due to cost of living increases given to employees. The increase in the loss from 1996 to 1997 is due to an increase in maintenance expense due to deferred maintenance performed at the property in 1997 and an increase in interest expense due to the correction of the interest calculation in 1997.

                    In 1998, Registrant incurred a loss of $270,000 at
Strehlow Terrace Apartments, including $237,000 of depreciation expense compared to a loss of $254,000 including $232,000 of depreciation expense in 1997 and a loss of $213,000 including $228,000 of depreciation expense in 1996. Since Strehlow is a low income housing property, rents are fixed in relation to specified income levels. As a result, similar to Registrant's other low-income properties, the property experiences high occupancy but rental income remains low. The increase in the loss from 1997 to 1998 is the result of an increase in wages and salaries and depreciation expense. Wages and salaries expense increased due to a change in the management company. Depreciation expense increased due to depreciation of improvements to the property. The increase in the loss from 1996 to 1997 is the result of a decrease in rental income due to the lump sum payment received in 1996 combined with an increase in depreciation expense due to the depreciation of improvements to the property.

                    In 1998, Registrant incurred a loss of $914,000 at Canal House, including $374,000 of depreciation expense compared to a loss of $130,000 including depreciation and amortization expense of $368,000 in 1997 and a loss of $480,000 including depreciation and amortization expense of $377,000 in 1996. The increase in the loss from 1997 to 1998 is due to an increase in interest, maintenance, management fees, commissions and depreciation expense partially offset by an increase in rental income. Interest expense increased due to a prepayment payment incurred in connection with the refinancing of the first mortgage. Maintenance and commissions expense increased due to a higher turnover of apartment units in 1998 as compared to 1997. Management fee expense increased due to an increase in rental income. Depreciation expense increased due to the depreciation of improvements made at the property. Rental income increased due to an increase in the average rental rates. The decrease in the loss from 1996 to 1997 is the result of an increase in rental income combined with a decrease in legal fees and interest expense. Rental income increased due to an increase in the average rental rates and legal fees decreased to more normal levels in 1997 as compared to the level in 1996 which reflected legal fees incurred in connection with a debt restructuring in 1996. Interest expense decreased due to a scheduled reduction in the interest rate on the loan.

                    Summary of Minority Interest Investments

                     In 1998, Registrant incurred losses of $15,000 at Saunders Apartments compared to a loss of $22,000 in 1997 and a loss of $17,000 in 1996. The decrease in the loss from 1997 to 1998 is due to a increase in rental income due to an increase in the average rental rates. The Registrant expects to achieve in 1998 results comparable to those experienced in 1997.

Item7A.      Quantitative and Qualitative Disclosures about  Market Risk

             Not applicable.

Item 8.        Financial Statements and Supplementary Data

               Registrant is not required to furnish the supplementary financial information referred to in Item 302 of Regulations S-K.

                     Independent Auditor's Report

To the Partners of Diversified Historic Investors VI


We have audited the accompanying consolidated balance sheet of Diversified Historic Investors VI (a Pennsylvania Limited Partnership) and subsidiaries as of December 31, 1998 and 1997 and the related statements of operations, changes in partners' equity and cash flows for the years ended December 31, 1998, 1997 and 1996. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Strehlow Terrace Apartments Limited Partnership, which reflect total assets of $3,802,520 and $4,005,740 as of December 31, 1998 and 1997 and total revenues of $361,035 and $364,016, respectively for the years then ended. In addition, we did not audit the financial statements of Mater Dolorosa General Partnership which reflect assets of $1,874,341 and $2,014,364 as of December 31, 1998 and 1997 and total revenues of $421,239 and $398,560, respectively for the years then ended. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included
Strehlow Terrace Apartments Limited Partnership and Mater Dolorosa General Partnership, is based solely on the reports of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversified Historic Investors VI as of December 31, 1998 and 1997, and the results of operations and cash flows for the years ended December 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The Schedule of Real Estate and Accumulated Depreciation on page 35 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, which insofar as it relates to Strehlow Terrace Apartments Limited Partnership and Mater Dolorosa General Partnership is based on the report of other auditors, such information is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

The accompanying financial statements have been prepared assuming that the partnership will continue as a going concern. In recent years, the partnership has incurred significant losses from operations, which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Gross, Kreger & Passio, L.L.C.
Philadelphia, Pennsylvania
March 9, 1999

                     Independent Auditor's Report

To the Partners of
Strehlow Terrace Apartments Limited Partnership

We have audited the accompanying balance sheets of Strehlow Terrace Apartments Limited Partnership, (a Nebraska limited partnership), FHA Project No. 103-94006, as of December 31, 1998 and 1997, and the related statements of operations, partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the Guide) issued by the Department of Housing and Urban Development, Office of the Inspector General. Those standards and that guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Strehlow Terrace Apartments Limited Partnership at December 31, 1998 and 1997, and the results of its operations, changes in partners' deficit and cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note F to the financial statements, the Partnership has incurred significant losses since its formation to operate Strehlow Terrace Apartments beginning in 1990. The Partnership has experienced a deficiency in cash flows resulting in past due mortgage principal, interest and escrow payments. In addition, work-out opportunities with the Department of Housing and Urban Development (HUD) have been suspended. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note F. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, we have also issued a report dated January 20, 1999 on our consideration of the Partnership's internal control structure and reports dated January 20, 1999 on its compliance with specific requirements applicable to Fair Housing and Non-discrimination, and specific requirements applicable to its major HUD program and its non-major HUD program transactions.

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

Blackman & Associates, P.C.
Omaha, Nebraska
January 20, 1999

                     Independent Auditor's Report

To the Partners of
Mater Dolorosa General Partnership

We have audited the accompanying balance sheets of Mater Dolorosa General Partnership, for December 31, 1998 and 1997 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mater Dolorosa General Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Pailet, Meunier and LeBlanc, L.L.P.
Metairie, Louisiana
February 5, 1999

                   DIVERSIFIED HISTORIC INVESTORS VI
                        (a limited partnership)

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                   AND FINANCIAL STATEMENT SCHEDULES


Consolidated financial statements:                                    Page

       Consolidated Balance Sheets at December 31, 1998 and 1997       21

       Consolidated Statements of Operations for the Years Ended
       December 31, 1998, 1997, and 1996                               22

       Consolidated Statements of Changes in Partners' Equity for
       the Years Ended December 31, 1998, 1997, and 1996               23

       Consolidated Statements of Cash Flows for the Years Ended
       December 31, 1998, 1997 and 1996                                24

       Notes to consolidated financial statements                     25-33

Financial statement schedules:

    Schedule XI - Real Estate and Accumulated Depreciation             35

       Notes to Schedule XI                                            36










All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                   DIVERSIFIED HISTORIC INVESTORS VI
                        (a limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      December 31, 1998 and 1997

                                Assets

                                                 1998                   1997
Rental properties at cost:
       Land                                  $   950,238           $   950,238
       Buildings and improvements             27,176,328            27,138,941
       Furniture and fixtures                    858,106               845,914
                                              ----------            ----------
                                              28,984,672            28,935,093
       Less - accumulated depreciation       (11,038,617)           (9,949,357)
                                              ----------            ----------
                                              17,946,055            18,985,736

Cash and cash equivalents                         28,064                23,036
Restricted cash                                  280,896               334,180
Investment in affiliate                           (8,971)                5,748
Other assets (net of accumulated amortization
   of $548,506 and $426,518)                     632,692               360,606
                                              ----------            ----------
             Total                           $18,878,736           $19,709,306
                                              ==========            ==========

                                 Liabilities and Partners' Equity
Liabilities:
       Debt obligations                      $17,161,190           $15,451,686
       Accounts payable:
             Trade                             1,081,777               872,625
             Taxes                                20,492                20,004
             Related parties                     396,529               308,474
             Other                                27,039                 1,026
       Interest payable                          870,643             1,292,641
       Tenant security deposits                  129,858               124,350
                                              ----------            ----------
             Total liabilities                19,687,528            18,070,806
                                              ----------            ----------
Partners' equity                                (808,792)            1,638,500
                                              ----------            ----------
             Total                           $18,878,736           $19,709,306
                                              ==========            ==========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS

         For the Years Ended December 31, 1998, 1997 and 1996

                                          1998           1997          1996

Revenues:
       Rental income                   $2,295,927     $2,332,312    $2,622,418
       Other income                             0        218,350             0
       Interest income                      2,783            949         1,229
                                        ---------      ---------     ---------
             Total revenues             2,298,710      2,551,611     2,623,647
                                        ---------      ---------     ---------
Costs and expenses:
       Rental operations                1,076,819      1,045,979     1,373,076
       General and administrative         254,050        253,791       176,949
       Interest                         2,189,165      1,313,837     1,773,685
       Depreciation and amortization    1,211,249      1,162,964     1,397,601
                                        ---------      ---------     ---------
             Total costs and expenses   4,731,283      3,776,571     4,721,311
                                        ---------      ---------     ---------
Loss before minority interests and
   equity in affiliate                 (2,432,573)    (1,224,960)   (2,097,664)
Equity in net loss of affiliate           (14,719)       (21,553)      (17,271)
                                        ---------      ---------     ---------
Loss before extraordinary item         (2,447,292)    (1,246,513)   (2,114,935)
Extraordinary loss                              0       (769,620)            0
                                        ---------      ---------     ---------
Net loss                              ($2,447,292)   ($2,016,133)  ($2,114,935)
                                        =========      =========     =========


Net loss per limited partnership unit:
       Loss before minority interests and
          equity in affiliate         ($    94.59)   ($   47.63)   ($    81.57)
       Equity in net loss of affiliate       (.57)         (.84)          (.67)
                                        ---------      --------      ---------
       Loss before extraordinary item      (95.16)       (48.47)        (82.24)
       Extraordinary item                       0        (29.93)             0
                                        ---------      --------      ---------
                                      ($    95.16)   ($   78.40)   ($    82.24)
                                        =========      ========      =========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                        (a limited partnership)

         CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY

         For the Years Ended December 31, 1998, 1997 and 1996


                                             Dover
                                            Historic
                                            Advisors     Limited
                                             VI (1)   Partners (2)     Total

Percentage participation in profit or loss     1%          99%          100%

Balance at December 31, 1995              ($152,964)   $5,922,532   $5,769,568
Net loss                                    (21,149)   (2,093,786)  (2,114,935)
                                            -------     ---------    ---------
Balance at December 31, 1996               (174,113)    3,828,746    3,654,633
Net loss                                    (20,161)   (1,995,972)  (2,016,133)
                                            -------     ---------    ---------
Balance at December 31, 1997               (194,274)    1,832,774    1,638,500
Net loss                                    (24,473)   (2,422,819)  (2,447,292)
                                            -------     ---------    ---------
Balance at December 31, 1998              ($218,747)  ($  590,045) ($  808,792)
                                            =======     =========    =========

 (1)   General Partner.

 (2) 25,461 limited partnership units outstanding at December 31, 1998, 1997, and 1996.

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

         For the Years Ended December 31, 1998, 1997 and 1996

                                              1998         1997         1996
Cash flows from operating activities:
Net loss                                  ($2,447,292) ($2,016,133) ($2,114,935)
   Adjustments to reconcile net loss to
    net cash (used in) provided by
    operating activities:
Depreciation and amortization               1,211,249    1,162,964    1,397,601
Extraordinary loss                                  0      769,620            0
Equity in loss of affiliate                    14,719       21,553       17,271
Changes in assets and liabilities:
   Decrease (increase) in restricted cash      53,284        5,542      (65,045)
   Increase in other assets                  (394,075)     (97,661)    (108,436)
   Increase in accounts payable - trade       209,152      230,341      115,195
   Increase (decrease) in accounts payable
     - taxes                                      488       (1,826)     (27,584)
   Increase (decrease) in accounts payable -
     related  party                            88,055       45,714      (23,406)
   Increase (decrease) in accounts payable
     - other                                   26,013      (64,825)      31,616
   (Decrease) increase in interest payable   (421,998)     261,583      599,439
   Increase (decrease) in tenant security
     deposits                                   5,508        1,187       (2,347)
         Net cash (used in) provided by     ---------    ---------    ---------
         operating activities              (1,654,897)     318,059     (180,631)
                                            ---------    ---------    ---------
Cash flows from investing activities:
   Purchase of rental property and
     improvements                             (49,579)    (103,135)     (44,476)
                                            ---------    ---------    ---------
         Net cash used in investing activities(49,579)    (103,135)     (44,476)
                                            ---------    ---------    ---------
Cash flows from financing activities
   Proceeds from debt financing            10,200,066       67,967      360,704
   Principal payments                      (8,490,562)    (319,189)    (148,658)
                                           ----------    ---------    ---------
         Net cash provided by (used in)
         financing activities               1,709,504     (251,222)     212,046
                                           ----------    ---------    ---------
Increase (decrease) in cash and cash
   equivalents                                  5,028      (36,298)     (13,061)
Cash and cash equivalents at beginning of year 23,036       59,334       72,395
                                           ----------    ---------    ---------
Cash and cash equivalents at end of year  $    28,064   $   23,036   $   59,334
                                           ==========    =========    =========
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for interest $ 1,106,280   $1,275,532   $1,174,246
Supplemental Schedule of Non-Cash Investing and
Financing Activities:
   Net assets transferred for liability reduction*:
      Net assets transferred                        0   $4,815,026            0
      Liability reduction                           0   $4,081,547            0
*  As a result of foreclosures on properties owned by the Partnership.

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                        (a limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION

Diversified Historic Investors VI (the "Partnership"), a limited partnership, was formed in January 1988 to acquire, rehabilitate, renovate, manage, operate, hold, sell, exchange, and otherwise deal in and with real properties containing improvements which are "certified historic structures" as defined in the Internal Revenue Code of 1986 (the "Code"), or which are eligible for the tax credit provided by
Section 42 of the Code, and such other uses as Dover Historic Advisors VI (the "General Partner") deems appropriate, and to engage in any and all activities related or incidental thereto. Rehabilitations undertaken by the Partnership were done with a view to obtaining certification of expenditures therefor as "qualified rehabilitation expenditures" as defined in the Code.

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

3.     Net Loss Per Partnership Unit

The net loss per limited partnership unit is based on the weighted average number of limited partnership units outstanding (25,461 in 1998, 1997 and 1996).
3.     Costs of Issuance

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

8.     Rental Properties

Rental properties are stated at cost. A provision for impairment of value is recorded when a decline in value of property is determined to be other than temporary as a result of one or more of the following:
(1) a property is offered for sale at a price below its current carrying value, (2) a property has significant balloon payments due within the foreseeable future which the Partnership does not have the resources to meet, and anticipates it will be unable to obtain replacement financing or debt modification sufficient to allow it to continue to hold the property over a reasonable period of time, (3) a property has been, and is expected to continue, generating significant operating deficits and the Partnership is unable or unwilling to sustain such deficit results of operations, and has been unable to, or anticipates it will be unable to, obtain debt modification, financing or refinancing sufficient to allow it to continue to hold the property for a reasonable period of time or, (4) a property's value has declined based on management's expectations with respect to projected future operational cash flows and prevailing economic conditions. An impairment loss is indicated when the undiscounted sum of estimated future cash flows from an asset, including estimated sales proceeds, and assuming a reasonable period of ownership up to 5 years, is less than the carrying amount of the asset. The impairment loss is measured as the difference between the estimated fair value and the carrying amount of the asset. In the absence of the above circumstances, properties and improvements are stated at cost. An analysis is done on an annual basis at December 31 of each year.

9.     Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE C - LEASES

The Partnership's leases with commercial tenants are classified as operating leases. Leases are generally for a period of three to five years and provide for a fixed base rent plus contingent rents based on level of sales and sharing of certain operating costs.

Minimum future commercial rentals on operating leases as of December 31, 1998 are as follows:

                          1999                              $784,951
                          2000                               662,157
                          2001                               322,294
                          2002                               165,196
                          2003                                96,187

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

In December 1988, the Partnership purchased 78 condominium units and 6,700 square feet of commercial space located in North Carolina for $5,042,000. In addition, $774,258 of acquisition costs relating to the property were capitalized as part of buildings and improvements. On January 21, 1994, the property was transferred to a Pennsylvania limited partnership in which the partnership owns a 99% interest. On March 14, 1997, the Registrant was declared in default on the first mortgage for failure to make the minimum monthly payment. On March 31, 1997, a settlement agreement was reached whereby the Registrant has agreed to relinquish its partnership interests in the limited partnership in lieu of foreclosure.

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

NOTE F - DEBT OBLIGATIONS

Debt obligations were as follows:                                 December 31,
                                                             1998         1997
Note  payable, non-interest bearing; principal due upon $   500,000  $   500,000
of property; collateralized by related rental property.

Note payable, interest at 9.16% at December 31, 1998 and     25,071       32,506
1997, adjusted every three years, based upon the three-year Treasury Bill rate plus 250 basis points, payable in semi-annual installments of principal and interest of $4,856 (payment adjusted in accordance with interest rate changes); due in November 2001; collateralized by related rental property.

Note payable, interest at 8% and 8.01% at December 31, 1998 349,195      357,849
and 1997, respectively; payable in monthly installments of principal and interest of $3,083; due in August
2006; collateralized by related rental property.

Note payable, interest at 9.16% at December 31, 1997;             0        5,979
payable in monthly installments of principal and interest of $776; repaid in August 1998.

Note payable, interest at 8.5%, payable in monthly        1,033,150    1,151,343
installments of principal and interest of $17,627, due in April 2005; collateralized by related rental property.

Mortgage loan, interest accrues at 7%, interest only      4,355,866            0
payable monthly to the extent of net operating income;
due in December 2008; collateralized by the related rental property (A)

Mortgage loan, interest accrues at prime plus .5%                 0    4,304,188
(effective rate of 9% at December 31, 1997), interest only payable monthly to the extent of net operating income; principal due October 1998; collateralized by related rental property. (A)

Mortgage loan, interest at 7.08%, payable in monthly     1,937,000             0
installments of principal and interest of $13,789;
principal due December 2008; collateralized by the related rental property. (A)

Mortgage loan, interest at 9.75%, payable in monthly             0       876,936
installments of principal and interest of $8,021;
principal due June 2005; collateralized by related rental property. (A)

Note payable, non-interest bearing; principal due upon     75,000         75,000
sale of property; collateralized by related rental property.

Note payable, interest at 10.25%; payable in monthly    1,775,053      1,775,053
installments of principal and interest of $15,540, with maturity in March 2030; collateralized by related rental property.

Note payable, interest at 1%, accruing to principal;    1,700,000      1,700,000
unpaid principal and interest are due upon sale or in January 2030; collateralized by related rental property.

Note payable, interest at 7.75%; interest only          1,503,655      1,496,518
payable monthly to the extent of net operating income;
due December 2000; collateralized by related rental property. (B)

Note payable, interest at 10.5%; interest only payable  3,907,200              0
monthly in the amount of $25,300, collateralized by the related rental property. (B)

Mortgage loan, interest at 8.75%, payable in monthly
installments of principal and interest of $25,300;
principal due April 2003; collateralized by related
rental property.                                                0      3,176,314
                                                       ----------     ----------
                                                      $17,161,190    $15,451,686
                                                       ==========     ==========
(A) In November 1998, the mortgage loans at Firehouse Square were refinanced.

(B) In September 1998, the second mortgage lender advanced the property $3,907,200 to repay the first mortgage with intention of
    refinancing  the  first mortgage at a lower interest  rate.   This
    refinancing was complete in January 1999 with a $4,000,000 mortgage loan which bears interest at 7.22%, is payable in monthly payments of principal and interest of $27,206 and is due in January 2009.

Maturities of debt obligation at December 31, 1998 were as follows:

               Year Ending December 31,

                          1999                  $ 4,119,487
                          2000                      197,461
                          2001                      212,189
                          2002                      222,448
                          2003                      241,807
                          Thereafter             12,167,798
                                                 ----------
                                                $17,161,190
                                                 ==========

NOTE G - RELATED PARTIES

In June 1998, the General Partner advanced the Partnership $77,975 to pay certain outstanding liabilities of the Partnership. The advance is non-interest bearing and will be paid out of available cash flow.

Included in Accounts Payable - Related Party is $115,495 at December 31, 1998 owed to the co - general partner, by one of the Partnership's Ventures, for additional amounts advanced for working capital needs. These advances are non-interest bearing and will be paid out of available cash flow.

Included in Accounts Payable - Related Party is $132,174 at December 31, 1998 owed to the co - general partner, by one of the Partnership's Ventures, for additional amounts advanced for working capital needs. These advances are non-interest bearing and will be paid out of available cash flow.

Included in Accounts Payable - Related Party is $33,614 at December 31, 1998 owed to the co - general partner, by one of the Partnership's Ventures, for additional amounts advanced for working capital needs. These advances are non-interest bearing and will be paid out of available cash flow.

Included in Accounts Payable - Related Party is $25,000 at December 31, 1998 owed to the general partner, by one of the Partnership's Ventures, for additional amounts advanced for working capital needs. These advances are non-interest bearing and will be paid out of available cash flow.

Included in Accounts Payable - Related Party is $12,271 at December 31, 1998 owed to the general partner, by one of the Partnership's Ventures, for additional amounts advanced for working capital needs. These advances are non-interest bearing and will be paid out of available cash flow.

NOTE H - GOING CONCERN

Since the formation of Strehlow Terrace Limited Partnership ("STLP", one of the Partnership's ventures) in 1990, STLP has incurred significant losses. In addition, at December 31, 1998, current liabilities exceed current assets. During 1998 the Partnership was delinquent in payments on the mortgage and has outstanding interest payable of $288,503. These factors raise substantial doubt about the STLP's ability to continue as a going concern. The financial statements were prepared assuming that STLP will continue as a going concern and does not include any adjustments that might result from the outcome of this uncertainty.

NOTE I - EXTRAORDINARY GAINS/LOSSES

On February 14, 1994, Locke Mill Partners, a limited partnership in which the Partnership owns a 99% interest, filed a reorganization petition pursuant to Chapter 11 of the U.S. Bankruptcy Code. On June 6, 1995, LMP filed the Second Plan of Reorganization (the "Plan") and the Plan was confirmed in August 1995. The Plan provides for the following : (1) the sale of some or all of the units in order to satisfy the claims of its creditors; and (2) an extension of the maturity date of the notes payable for three years, with the option to extend for an additional two years if fifty percent (50%) of the principal amount of the debt had been retired at that time. The net proceeds of the sales were to be used to retire the principal balance of the debt. The Partnership entered into an agreement with a new lender who agreed to fund necessary marketing costs and costs for any improvements to the units in return for a wrap mortgage on the property in the amount of $3,500,000. Monthly payments of interest to the new lender were to be made in an amount equal to net operating income, with a minimum of $25,000 per month. The note accrued interest at 12% and was due in August 2000. On March 14, 1997, the Partnership was declared in default on the first mortgage for failure to make the minimum monthly payment. On March 31, 1997, a settlement agreement was reached whereby the Partnership agreed to relinquish its partnership interests in LMP. The Partnership recognized an extraordinary loss of $770,000 in 1997 for the difference between the book value of the property (which approximated fair value) and the extinguished debt.

NOTE J - INCOME TAX BASIS RECONCILIATION

Certain items enter into the determination of the results of operations in different time periods for financial reporting ("book") purposes and for income tax ("tax") purposes. Reconciliations of net loss and partners' equity follow:

                                            For the Years Ended December 31,
                                           1998          1997          1996
Net loss - book                        ($2,447,292)  ($2,016,133)  ($2,114,935)
Excess of tax under book depreciation      459,534       328,246       403,406
Interest                                    85,844        78,066      (618,142)
Loss on foreclosure                              0       399,505             0
Gain on sale                                     0      (205,643)            0
Administrative expenses                          0      (118,750)            0
Other timing differences                    14,718             0        22,804
Minority interest - tax only               245,961       211,654        53,507
                                         ---------     ---------     ---------
Net loss - tax                         ($1,641,235)  ($1,323,055)  ($2,253,360)
                                         =========     =========     =========
Partners' equity - book                ($  808,792)   $1,638,500    $3,654,633
Costs of issuance                        3,279,930     3,279,930     3,279,930
Cumulative tax under book loss           4,901,802     4,095,745     3,402,667
Investment credit recapture                  9,900         9,900         9,900
Rehabilitation credit                     (251,117)     (251,117      (251,117)
                                         ---------     ---------    ----------
Partner's equity - tax                  $7,131,723    $8,772,958   $10,096,013
                                         =========     =========    ==========

                       SUPPLEMENTAL INFORMATION

                           DIVERSIFIED HISTORIC INVESTORS VI
                               (a limited partnership)

                 SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  DECEMBER 31, 1998

                                                               Costs Capitalized
                                                Initial Cost   Subsequent to
                                               to Partnership  Acquisition
                                                     (b)

                                                      Buildings and
Description (a)             Encumbrances(e) Land (b)  Improvements  Improvements

17 unit apartments and
3,100 square feet of
retail space in Omaha, NE      $874,266     $10,000     $1,774,986     $33,364

68 apartment units in
New Orleans, LA               1,033,150        -         2,948,634     471,015

32,500 square feet of
commercial space in
Alexandria, VA                6,292,866     540,238      5,014,827   1,290,152

70 apartment units in
Omaha, NE                     3,550,053       -            448,993   5,926,320

71 unit apartments
and 8,500 square feet
of commercial space in
Manayunk, PA                  5,410,855     400,000        664,508   9,461,635
                             ----------     -------     ----------  ----------
                            $17,161,190    $950,238    $10,851,948 $17,182,486
                             ==========     =======     ==========  ==========

                                            Gross Amount at
                                            which Carried at
                                              December 31,
                                                  1998

                                   Buildings and           Accum.  Date of Date
Description (a)               Land Improvements  Total     Depr.   Constr. Acq.
                                                 (c)(d)    (d)(e)      (a)
17 unit apartments and
3,100 square feet of
retail space in Omaha, NE $10,000  $1,808,350  $1,818,350 $  759,194  1988  7/88

68 unit apartments in
New Orleans, LA               -     3,419,649   3,419,649  1,472,363  1988  7/88

32,500 square feet of
commercial space in       540,238   6,304,979   6,845,217  2,396,986  1988 12/88
Alexandria, VA

70 apartment units in         -     6,375,313  6,375,313   2,362,972  1989  1/89
Omaha, NE

71 unit apartments
and 8,500 square feet of
commercial space in
Manayunk, PA             400,000   10,126,143  10,526,143  4,047,102  1989  2/89
                         -------   ----------  ----------  ---------
                        $950,238  $28,034,434 $28,984,672 $11,038,617
                         =======   ==========  ==========  ==========

                   DIVERSIFIED HISTORIC INVESTORS VI
                        (a limited partnership)

                         NOTES TO SCHEDULE XI

                           DECEMBER 31, 1998

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

(C) The cost of real estate owned at December 31, 1998, for Federal income tax purposes was approximately $25,652,487. The depreciable basis of the building and improvements of the properties has been reduced for Federal income tax purposes by the historic rehabilitation credit.

(D)    Reconciliation of real estate:

                                           1998          1997          1996
Balance at beginning of year           $28,935,093   $35,656,555   $35,612,079
Additions during this year:
   Improvements                             49,579       103,135        44,476
Deductions during the year:
   Retirements                                   0    (6,824,597)            0
                                        ----------    ----------    ----------
Balance at end of year                 $28,984,672   $28,935,093   $35,656,555
                                        ==========    ==========    ==========
Reconciliation of accumulated depreciation:
                                           1998          1997          1996
Balance at beginning of year           $ 9,949,357   $10,933,587   $ 9,605,719
Depreciation expense for the year        1,089,260     1,105,796     1,327,868
Retirements                                      0    (2,090,026)            0
                                        ----------    ----------    ----------
Balance at end of year                 $11,038,617   $ 9,949,357   $10,933,587
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

               b.   Identification of Executive Officers

                     The General Partner of the Registrant is Dover Historic Advisors VI (DoHA-VI), a Pennsylvania general partnership. The partners of DoHA-VI are as follows:

Name                 Age    Position         Term of Office      Period Served

SWDHA, Inc.          --    Partner in DoHA- No fixed term       Since May 1997
                           VI

EPK, Inc.            --    Partner in DoHA- No fixed term       Since May 1997
                           VI


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

Item 11.       Executive Compensation

                a. Cash Compensation - During 1998, Registrant paid no cash compensation to DoHA-VI, any partner therein or any person named in paragraph c. of Item 10.

               b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 1998, or is proposed to be paid or distributed in the future, to DoHA-VI, any partner therein, or any person named in paragraph c. of Item 10 of this report.

                c. Other Compensation - No compensation not referred to in paragraph a. or paragraph b. of this Item was paid or distributed during 1998 to DoHA-VI, any partner therein, or any person named in paragraph c. of Item 10.

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

Item 13.       Certain Relationships and Related Transactions

                a. Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DoHA-VI is entitled to 10% of Registrant's distributable cash from operations in each year. There was no such share allocable to DoHA-VI for fiscal years 1996 through 1998.

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

                                PART IV


Item 14. (A)  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

              1.  Financial Statements:

                  a.  Consolidated Balance Sheets at December 31, 1998 and 1997.

                  b. Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996

                  c. Consolidated Statements of Changes in Partners' Equity for the Years Ended December 31, 1998, 1997 and 1996.

                  d. Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996.

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

                       21 Subsidiaries of the Registrant are listed in Item 2. Properties of this Form 10-K.

                   (b) Reports on Form 8-K:

                       No reports were filed on Form 8-K during the quarter ended December 31, 1998.

                   (c) Exhibits:

                       See Item 14 (A) (3) above.

                              SIGNATURES

        Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 DIVERSIFIED HISTORIC INVESTORS VI

Date: April 26, 1999             By: Dover Historic Advisors VI, General Partner
      --------------
                                     By: EPK, Inc., Partner

                                         By:  /s/ Spencer Wertheimer
                                              -----------------------
                                              SPENCER WERTHEIMER
                                              President and Treasurer

                                         By:  /s/ Michele F. Rudoi
                                              -----------------------
                                              MICHELE F. RUDOI,
                                              Assistant Secretary

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

             Signature                    Capacity                    Date

DOVER HISTORIC ADVISORS VI              General Partner

By: EPK, Inc., Partner


    By:  /s/ Spencer Wertheimer                              April 26, 1999
         ------------------------                            --------------
         SPENCER WERTHEIMER
         President and Treasurer

    By:  /s/ Michele F. Rudoi                                April 26, 1999
         ------------------------                            --------------
         MICHELE F. RUDOI,
         Assistant Secretary