Form 10-Q
period 1999-03-31
DIVERSIFIED HISTORIC INVESTORS VI
filed 1999-06-28
CIK 828604

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 1999
                               ---------------------------------------
                                  or

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________

Commission file number                       33-19811
                       -----------------------------------------------
                    DIVERSIFIED HISTORIC INVESTORS VI
----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

       Pennsylvania                                      23-2492210
-------------------------------                   --------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization                     Identification No.)

                1609 Walnut Street, Philadelphia, PA  19103
----------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code  (215) 557-9800

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

                    PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

             Consolidated Balance Sheets - March 31, 1999 (unaudited) and December 31, 1998
             Consolidated Statements of Operations - Three Months Ended March 31, 1999 and 1998 (unaudited)
             Consolidated Statements of Cash Flows - Three Months Ended March 31, 1999 and 1998 (unaudited)
             Notes to Consolidated Financial Statements  (unaudited)

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

               (1)  Liquidity

                     As of March 31, 1999, Registrant had cash of $21,287. Such funds are expected to be used to pay liabilities and general and administrative expenses of Registrant, and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                     As of March 31, 1999, Registrant had restricted cash of $273,673 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

                     In recent years the Registrant has realized significant losses, including the foreclosure of two properties. At the present time, all remaining properties are able to pay their operating expenses and debt service; however, at two of the five properties, the mortgages are basically "cash-flow" mortgages, requiring all available cash after payment of operating expenses to be paid to the first mortgage holder. Therefore, it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses.

                     It is the Registrant's intention to continue to hold the properties until they can no longer meet the debt service requirements and the properties are foreclosed, or the market value of the properties increases to a point where they can be sold at a price which is sufficient to repay the underlying indebtedness (principal plus accrued interest).

               (2)  Capital Resources

                     Any capital expenditures needed are generally replacement items and are funded out of cash from operations or replacement reserves, if any. Registrant is not aware of any factors which would cause historical capital expenditure levels not to be indicative of capital requirements in the future and, accordingly, does not believe that it will have to commit material resources to capital investment for the foreseeable future.

               (3)  Results of Operations

                     During the first quarter of 1999, Registrant incurred a net loss of $526,867 ($20.49 per limited partnership unit) compared to a net loss of $476,706 ($18.54 per limited partnership unit) for the same period in 1998.

               Rental income increased $22,752 from $571,915 in the first quarter of 1998 to $594,667 in the same period in 1999. The increase in the first quarter of 1999 from the same period in 1998 is due to an increase in the average rental rates at Canal House, Firehouse Square, Mater Dolorosa, and Strehlow Terrace.

                    Expenses for rental operations increased by $9,651 from $346,695 in the first quarter of 1998 to $356,346 in the same period in 1999. The increase in rental operations expense is due to an increase in maintenance expense at Canal House, an increase in wages and salaries at Strehlow Terrace and an increase in maintenance expense at Roseland partially offset by a decrease in maintenance expense at Mater Dolorosa. At Canal House and Roseland, the maintenance expense increased as a result of an increase in apartment preparation expense due to a higher turnover of apartment units. Wages and salaries expense at Strehlow Terrace increased due to a change in the management company. Maintenance expense decreased at Mater Dolorosa due to deferred maintenance performed in the first quarter of 1998.

                     Depreciation and amortization expense increased $64,585 from $289,081 in the first quarter of 1998 to $353,666 in the same period in 1999. The increase is due to the refinancing at Canal House in January 1999 which caused a significant increase in amortization expense. The increase in depreciation and amortization expense was partially offset by a decrease in amortization expense at Firehouse Square due to the amortization in 1998 of leasing commissions for tenants who vacated in the first quarter of 1998 which was not repeated in the first quarter of 1999.

                    Interest expense decreased $1,022 from $349,891 in the first quarter of 1998 to $348,869 in the same period in 1999. The decrease is the effect of decreases in interest expense at both Firehouse Square caused by its October 1998 mortgage refinancing and Mater Dolorosa due to a decrease in the principal balance of the mortgage loan. The decrease in interest expense is partially offset by an increase in interest expense at Canal House as a result of its 1999 mortgage refinancing.

                      Losses  incurred  during  the  quarter  at   the
Registrant's properties amounted to $444,000 compared to a loss of approximately $394,000 for the same period in 1998.

                     In the first quarter of 1999, Registrant incurred
a loss of $14,000 at Roseland including $17,000 of depreciation expense, compared to a loss of $11,000 including $17,000 of depreciation expense in the first quarter of 1998. The increase in the loss from the first quarter of 1998 to the same period in 1999 is mainly the result of an overall increase in maintenance expense including repairs and painting due to a higher turnover of apartment units.

                     In the first quarter of 1999, Registrant incurred
a loss of $108,000 at Firehouse Square including $65,000 of depreciation and amortization expense, compared to a loss of $136,000 including $70,000 of depreciation and amortization expense in the first quarter of 1998. The decrease in the loss from the first quarter of 1998 to the same period in 1999 is due to a decrease in interest and amortization expense and an increase in rental income. Interest expense decreased due to refinancing which occurred in
October of 1998 which lowered the overall interest expense. Amortization expense decreased due to the amortization in 1998 of leasing commissions for tenants who vacated in 1998 which was not repeated in 1999. Rental income increased due to an increase in the average rental rates while the occupancy remained at 100%.

                     In the first quarter of 1999, Registrant realized income of $40 at Mater Dolorosa including $32,000 of depreciation and amortization expense, compared to a loss of $14,000 including $32,000 of depreciation and amortization expense in the first quarter of 1998. The change from the loss incurred in the first quarter of 1998 to income earned in the same period in 1999 results from an increase in rental income due to an increase in average rental rates coupled with an overall decrease in the operating expenses due to operating efficiencies at the property and a decrease in interest expense. Interest expense decreased due to a decrease in the principal balance of the mortgage loan.

                     In the first quarter of 1999, Registrant incurred a loss of $59,000 at Strehlow Terrace including $59,000 of depreciation expense, compared to a loss of $54,000 including $58,000 of depreciation expense in the first quarter of 1998. The increase in the loss from the first quarter of 1998 to the same period in 1999 is due to an increase in wages and salaries expense due to a change in the management company partially offset by an increase in rental income due to an increase in the average rental rates.

                     In the first quarter of 1999, Registrant incurred a loss of $263,000 at Canal House including $162,000 of depreciation and amortization expense, compared to a loss of $179,000 including $93,000 of depreciation and amortization expense in the first quarter of 1998. The increase in the loss from the first quarter of 1998 to the same period in 1999 is due to an increase in interest, amortization and maintenance expense partially offset by an increase in rental income. Interest expense increased due to a higher principal balance upon which interest is accrued due to a refinancing of the first mortgage in the first quarter of 1999. Maintenance expense increased due to an increase in apartment preparation expense resulting from a higher turnover of apartment units. Amortization expense increased due to the amortization of loan costs incurred in the refinancing. Rental income increased due to an increase in the average rental rates.

                      The Registrant owns a minority interest in Saunders Apartments which it accounts for on the equity method. The Registrant does not include the assets or liabilities of Saunders Apartments in its consolidated financial statements. The following information is provided for the property. In the first quarter of 1999, Registrant incurred a loss of $4,000 at Saunders Apartments compared to a loss of $3,000 in the first quarter 1998. The increase in the loss is due to an increase in the various operating expenses.

                   DIVERSIFIED HISTORIC INVESTORS VI
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS

                                Assets

                                        March 31, 1999        December 31, 1998
                                          (Unaudited)
Rental properties, at cost:
Land                                      $    950,238            $    950,238
Buildings and improvements                  27,176,328              27,176,328
  Furniture and fixtures                       858,106                 858,106
                                            ----------              ----------
                                            28,984,672              28,984,672
Less - Accumulated depreciation            (11,311,181)            (11,038,617)
                                            ----------              ----------
                                            17,673,491              17,946,055

Cash and cash equivalents                       21,287                  28,064
Restricted cash                                273,673                 280,896
Investment in affiliate                        (12,864)                 (8,971)
Other  assets  (net  of  amortization   of
$629,609 and $548,506 at March 31,    1999
and December 31, 1998, respectively)           516,106                 632,692
                                            ----------              ----------
       Total                               $18,471,693             $18,878,736
                                            ==========              ==========

                   Liabilities and Partners' Equity

Liabilities:
Debt obligations                           $17,212,343             $17,161,190
Accounts payable:
       Trade                                 1,110,322               1,081,777
       Taxes                                    15,123                  20,492
       Related parties                         396,529                 396,529
       Other                                    19,118                  27,039
Interest payable                               926,975                 870,643
Tenant security deposits                       126,942                 129,858
                                            ----------              ----------
       Total liabilities                    19,807,352              19,687,528
                                            ----------              ----------
Partners' equity                            (1,335,659)               (808,792)
                                            ----------              ----------
       Total                               $18,471,693             $18,878,736
                                            ==========              ==========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three Months Ended March 31, 1999 and 1998
                              (Unaudited)


                                          Three months            Three months
                                             Ended                   Ended
                                           March 31,                March 31,
                                             1999                     1998
Revenues:
Rental income                            $  594,667                $  571,915
Interest income                               1,240                       333
                                          ---------                 ---------
         Total revenues                     595,907                   572,248
                                          ---------                 ---------
Costs and expenses:
Rental operations                           356,346                   346,695
General and administrative                   60,000                    60,000
Interest                                    348,869                   349,891
Depreciation and amortization               353,666                   289,081
                                          ---------                 ---------
       Total costs and expenses           1,118,881                 1,045,667
                                          ---------                 ---------
Loss before equity in affiliate and
extraordinary loss                         (522,974)                 (473,419)
Equity in net loss of affiliate              (3,893)                   (3,287)
                                          ---------                 ---------

Net loss                                ($  526,867)              ($  476,706)
                                          =========                 =========
Net loss per limited partnership unit:
   Loss before equity in affiliate      ($    20.34)              ($    18.41)
   Equity in net loss of affiliate             (.15)                     (.13)
                                          ---------                 ---------
                                        ($    20.49)              ($    18.54)
                                          =========                 =========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Three Months Ended March 31, 1999 and 1998
                              (Unaudited)

                                                        Three months ended
                                                            March 31,
                                                      1999            1998
Cash flows from operating activities:
 Net loss                                         ($  526,867)    ($  476,706)
 Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
 Depreciation and amortization                        353,666         289,081
 Equity in loss of affiliate                            3,893           3,287
 Changes in assets and liabilities:
 Decrease in restricted cash                            7,223          77,782
 Decrease in other assets                              35,485             105
 Increase in accounts payable - trade                  28,544           9,948
 Decrease in accounts payable - taxes                  (5,369)              0
 Increase in accounts payable - related parties             0          13,045
 (Decrease) increase in accounts payable - other       (7,921)          5,910
 Increase in interest payable                          56,332         109,892
 (Decrease) increase in tenant security deposits       (2,916)          5,519
                                                      -------         -------
Net cash (used in) provided by operating activities   (57,930)         37,863
                                                      -------         -------
Cash flows from investing activities:
 Capital expenditures                                       0            (826)
                                                      -------         -------
Net cash used in investing activities                       0            (826)
                                                      -------         -------
Cash flows from financing activities:
 Proceeds from debt financing                          88,057           6,831
 Principal payments                                   (36,904)        (39,629)
                                                      -------         -------
Net cash provided by (used in) financing activities    51,153         (32,798)
                                                      -------         -------
(Decrease) increase in cash and cash equivalents       (6,777)          4,239

Cash and cash equivalents at beginning of period       28,064          23,036
                                                      -------         -------
Cash and cash equivalents at end of period           $ 21,287        $ 27,275
                                                      =======         =======

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors VI (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K of the Registrant, and notes thereto, for the year ended December 31, 1998.

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

               (b) Reports on Form 8-K:

                   No reports were filed on Form 8-K during the quarter ended March 31, 1999.

                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 28, 1999       DIVERSIFIED HISTORIC INVESTORS VI
       -------------
                           By: Dover Historic Advisors VI, Inc., General Partner

                               By: EPK, Inc., Partner

                                    By: /s/ Spencer Wertheimer
                                        -----------------------
                                        SPENCER WERTHEIMER
                                        President and Treasurer