Form 10-Q
period 1999-06-30
DIVERSIFIED HISTORIC INVESTORS VI
filed 1999-09-09
CIK 828604

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1999
                               ---------------------------------------
                                  or

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________

Commission file number                33-19811
                       -----------------------------------------------
                      DIVERSIFIED HISTORIC INVESTORS VI
----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

       Pennsylvania                                      23-2492210
-------------------------------                    -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization                      Identification No.)

          1609 Walnut Street, Philadelphia, PA   19103
----------------------------------------------------------------------
Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code  (215) 557-9800

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

               PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

             Consolidated Balance Sheets - June 30, 1999 (unaudited) and December 31, 1998
             Consolidated Statements of Operations - Three Months and Six Months Ended June 30, 1999 and 1998 (unaudited) Consolidated Statements of Cash Flows - Three Months and Six Months Ended June 30, 1999 and 1998 (unaudited) Notes to Consolidated Financial Statements (unaudited)

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

               (1)  Liquidity

                     As of June 30, 1999, Registrant had cash of $18,433. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

                     As of June 30, 1999, Registrant had restricted cash of $281,717 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

               (3)  Results of Operations

                     During the second quarter of 1999, Registrant incurred a net loss of $365,829 ($14.22 per limited partnership unit) compared to a net loss of $361,911 ($14.08 per limited partnership unit) for the same period in 1998. For the first six months of 1999, the Registrant incurred a net loss of $892,698 ($34.72 per limited partnership unit) compared to a net loss of $838,697 ($32.61 per limited partnership unit) for the same period in 1998.

                     Rental income increased $8,694 from $581,156 in the second quarter of 1998 to $589,850 in the same period in 1999 and increased $31,446 from $1,153,071 in the first six months of 1998 to $1,184,517 in the same period in 1999. The increase in rental income for both the second quarter and first six months of 1999 is due to an increase in rental income at Canal House, Strehlow Terrace, Mater
Dolorosa and Firehouse Square partially offset by a decrease at Roseland.

                      Expenses for rental operations increased by $21,800 from $229,151 in the second quarter of 1998 to $250,951 in the same period in 1999 and increased $31,453 from $575,846 in the first six months of 1998 to $607,299 in the same period in 1999. The increase from the second quarter and the first six months of 1998 to the same periods in 1998 is due to an increase at Canal House due to an increase in apartment preparation expense resulting from a higher turnover of apartment units. The increase is partially offset by a decrease at Strehlow Terrace due to an overall decrease in operating expenses due to operating efficiencies achieved at the property.

                     Depreciation and amortization expense decreased $254 from $289,080 in the second quarter of 1998 to $288,826 in the same period in 1999 and increased $64,331 from $578,161 for the first six months of 1998 to $642,492 in the same period in 1999. The increase from the first six months of 1998 to the same period in 1996 due to a refinancing at Canal House in January 1999 which caused a significant increase in amortization expense partially offset by a decrease in amortization expense at Firehouse Square due to the amortization in 1998 of leasing commissions for tenants who vacated in the first quarter of 1998 which was not repeated in the first quarter of 1999.

                      Interest expense decreased by $10,051 from $362,971 in the second quarter of 1998 to $352,920 in the same period in 1999 and decreased $11,073 from $712,862 in the first six months of 1998 to $701,789 for the same period in 1999. The decrease from second quarter and the first six months of 1998 to the same periods of 1999 is the effect of decreases in interest expense at Firehouse Square due to its October 1998 mortgage refinancing and at Mater Dolorosa due to a decrease in the principal balance of the mortgage loan. The decrease is partially offset by an increase in interest expense at Canal House as a result of its 1999 mortgage refinancing.

                      Losses incurred during the quarter at the Registrant's properties amounted to $287,000, compared to a loss of approximately $283,000 for the same period in 1998. For the first six months of 1999 the Registrant's properties recognized a loss of $733,000 compared to approximately $680,000 for the same period in 1998.

                    In the second quarter of 1999, Registrant incurred a loss of $24,000 at Roseland including $17,000 of depreciation expense, compared to a loss of $15,000 including $16,000 of depreciation in the second quarter of 1998; for the first six months of 1999, the Registrant incurred a loss of $38,000 including $34,000 of depreciation expense, compared to a loss of $26,000 for the same period in 1998, including $36,000 of depreciation expense. The increase in the loss from the second quarter and the first six months of 1998 to the same periods of 1999 is due to a decrease in rental income and an increase in wages and salaries expense. The decrease in rental income is due to a decrease in the average occupancy (100% to 94%). The increase in wages and salaries expense is due to a change in the management company which increased the maintenance staff at the property.

                    In the second quarter of 1999, Registrant incurred
a loss of $131,000 at Firehouse House including $65,000 of depreciation and amortization expense, compared to a loss of $149,000 including $71,000 of depreciation and amortization expense in the first quarter of 1998. For the first six months of 1999, the Registrant incurred a loss of $239,000 at Firehouse Square including $129,000 of depreciation and amortization expense, compared to a loss of $285,000 for the same period in 1998, including $141,000 of depreciation and amortization expense. The decrease in the loss from the second quarter and the first six months of 1998 to the same periods in 1999 is due to an increase in rental income combined with a decrease in interest and amortization expense. The increase in rental income is due to an increase in the average rental rates while the occupancy remained at 100%. Interest expense decreased due to the refinancing which occurred in October of 1998 which lowered the overall interest expense. Amortization expense decreased as a result of the amortization in 1998 of leasing commissions for tenants who vacated in 1998.

                      In the second quarter of 1999, Registrant recognized income of $10,000 at Mater Dolorosa including $32,000 of depreciation and amortization expense, compared to income of $5,000 including $31,000 of depreciation and amortization expense in the second quarter of 1998, and for the first six months of 1999, the Registrant recognized income of $11,000 at Mater Dolorosa including $63,000 of depreciation and amortization expense, compared to a loss of $19,000 for the same period in 1998, including $63,000 of depreciation and amortization expense. The increase in income from the second quarter and the first six months of 1998 to the same periods in 1999 is due to an increase in rental income combined with a decrease in interest expense and overall operating expenses. Rental income increased due to an increase in the average rental rates. Interest expense decreased due to a decrease in the principal balance of the mortgage loan. Operating expenses decreased due to operating efficiencies achieved at the property.

                    In the second quarter of 1999, Registrant incurred a loss of $47,000 at Strehlow Terrace including $59,000 of depreciation expense, compared to a loss of $58,000 including $58,000 of depreciation expense in the second quarter of 1998 and, for the first six months of 1999, the Registrant incurred a loss of $106,000 including $118,000 of depreciation expense, compared to a loss of
$112,000 for the same period in 1998, including $116,000 of depreciation and amortization expense. The decrease in the loss from the second quarter and the first six months of 1998 to the same periods in 1999 is due to an increase in rental income and a decrease in maintenance expense. The increase in rental income is due to an increase in average rental rates while occupancy remained stable. The decrease in maintenance expense is due to a lower turnover of apartment units as compared to the prior year.

                    In the second quarter of 1999, Registrant incurred a loss of $91,000 at Canal House including $97,000 of depreciation and amortization expense, compared to a loss of $53,000 including $93,000 of depreciation expense in the second quarter of 1998 and, for the first six months of 1999, the Registrant incurred a loss of $354,000 including $259,000 of depreciation and amortization expense, compared to a loss $232,000 for the same period in 1998, including $186,000 of depreciation expense. The increase in the loss from the second quarter and the first six months of 1998 to the same periods in 1999 is due to an increase in maintenance, interest and amortization expense partially by an increase in rental income. The increase in maintenance expense is due to an increase in apartment preparation expense resulting from a higher turnover of apartment units. Interest expense increased due to a higher principal balance upon which interest is accrued due to a refinancing of the first mortgage in the first quarter of 1999. Amortization expense increased due to the amortization of loan costs incurred in the refinancing. Rental income increased due to an increase in the average rental rates.

                    In the second quarter of 1999, Registrant incurred a loss of $4,000 at Saunders Apartments compared to a loss of $3,000 in the second quarter of 1998 and for the first six months of 1999, the Registrant incurred a loss of $7,000 compared to a loss $6,000 for the same period in 1998. The Registrant accounts for this investment on the equity method and the increase in the loss is due to an increase in maintenance expense due to the painting of several units and repairs made to the floor.

                   DIVERSIFIED HISTORIC INVESTORS VI
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS

                                Assets

                                       June 30, 1999         December 31, 1998
                                        (Unaudited)
Rental properties, at cost:
Land                                    $   950,238             $   950,238
Buildings and improvements               27,178,203              27,176,328
Furniture and fixtures                      859,152                 858,106
                                         ----------              ----------
                                         28,987,593              28,984,672
Less - Accumulated depreciation         (11,583,744)            (11,038,617)
                                         ----------              ----------
                                         17,403,849              17,946,055

Cash and cash equivalents                    18,433                  28,064
Restricted cash                             281,717                 280,896
Investment in affiliate                     (16,440)                 (8,971)
Other assets (net of amortization of
$645,873  and $548,506 at June 30, 1999
and December 31, 1998, respectively)        509,968                 632,692
                                         ----------              ----------
       Total                            $18,197,527             $18,878,736
                                         ==========              ==========
                   Liabilities and Partners' Equity

Liabilities:
Debt obligations                        $17,160,332             $17,161,190
Accounts payable:
       Trade                              1,179,987               1,081,777
       Taxes                                 15,123                  20,492
       Related parties                      396,529                 396,529
       Other                                 10,781                  27,039
Interest payable                            998,824                 870,643
Tenant security deposits                    137,441                 129,858
                                         ----------              ----------
       Total liabilities                 19,889,017              19,687,528
                                         ----------              ----------
Partners' equity                         (1,701,490)               (808,792)
                                         ----------              ----------
       Total                            $18,197,527             $18,878,736
                                         ==========              ==========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
   For the Three Months and Six Months Ended June 30, 1999 and 1998
                              (Unaudited)

                                   Three months                Six months
                                  Ended June 30,             Ended June 30,
                                 1999        1998          1999         1998

Revenues:
 Rental income                $ 589,850    $ 581,156    $1,184,517  $1,153,071
 Interest income                    594        1,192         1,834       1,525
                                -------      -------     ---------   ---------
   Total revenues               590,444      582,348     1,186,351   1,154,596
                                -------      -------     ---------   ---------
Costs and expenses:
 Rental operations              250,951      229,151       607,299     575,846
 General and administrative      60,000       60,000       120,000     120,000
 Interest                       352,920      362,971       701,789     712,862
 Depreciation and
   amortization                 288,826      289,080       642,492     578,161
                                -------      -------     ---------   ---------
   Total costs and expenses     952,697      941,202     2,071,580   1,986,869
                                -------      -------     ---------   ---------
Loss before equity in affiliate(362,253)    (358,854)     (885,229)   (832,273)
Equity in net loss of affiliate  (3,576)      (3,137)       (7,469)     (6,424)
                                -------      -------     ---------   ---------
Net loss                     ($ 365,829)  ($ 361,991)  ($  892,698)($  838,697)
                                =======      =======     =========   =========
Net loss per limited
  partnership unit
Loss before equity in affiliate($ 14.08)  ($   13.96)  ($    34.43)($    32.36)
Equity in net loss of affiliate    (.14)        (.12)         (.29)       (.25)
                                 ------     --------     ---------   ---------
                               ($ 14.22)  ($   14.08)  ($    34.72)($    32.61)
                                 ======     ========     =========   =========
The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Six Months Ended June 30, 1999 and 1998
                              (Unaudited)

                                                         Six months ended
                                                             June 30,
                                                       1999            1998
Cash flows from operating activities:
 Net loss                                           ($892,698)      ($838,697)
 Adjustments to reconcile net loss to net cash
 (used in) provided by operating activities:
 Depreciation and amortization                        642,492         578,161
 Equity in loss of affiliate                            7,469           6,424
 Changes in assets and liabilities:
 (Increase) decrease in restricted cash                  (821)         38,358
 Decrease (increase) in other assets                   25,356          (3,089)
 Decrease in accounts payable taxes                    (5,369)              0
 Increase in accounts payable - trade                  98,209         100,068
 Increase in accounts payable - related parties             0           5,582
 (Decrease) increase in accounts payable - other      (16,258)         21,836
 Increase in interest payable                         128,181         176,044
 Increase in tenant security deposits                   7,583          13,470
                                                      -------         -------
Net cash (used in)provided by operating activities     (5,852)         98,157
                                                      -------         -------
Cash flows from investing activities:
 Capital expenditures                                  (2,921)        (12,251)
                                                      -------         -------
Net cash used in investing activities                  (2,921)        (12,251)
                                                      -------         -------
Cash flows from financing activities:
 Proceeds from debt financing                               0           6,831
 Principal payments                                      (858)        (84,098)
                                                      -------         -------
Net cash used in financing activities                    (858)        (77,267)
                                                      -------         -------
(Decrease) increase in cash and cash equivalents       (9,631)          8,639

Cash and cash equivalents at beginning of period       28,064          23,036
                                                      -------         -------
Cash and cash equivalents at end of period           $ 18,433        $ 31,675
                                                      =======         =======

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors VI (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K and notes thereto, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

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

               (b) Reports on Form 8-K:

                   No reports were filed on Form 8-K during the quarter ended June 30, 1999.

                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 7, 1999     DIVERSIFIED HISTORIC INVESTORS VI
       -----------------
                             By: Dover Historic Advisors VI, General Partner

                                 By: EPK, Inc., Partner


                                     By: /s/ Spencer Wertheimer
                                         ----------------------
                                         SPENCER WERTHEIMER
                                         President and Treasurer