Form 10-Q
period 1999-09-30
DIVERSIFIED HISTORIC INVESTORS VI
filed 1999-12-29
CIK 828604

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                              FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1999
                               -------------------------------------------
                        or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13  OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______________________ to _________________

Commission file number             33-19811
                       ---------------------------------------------------

                  DIVERSIFIED HISTORIC INVESTORS VI
--------------------------------------------------------------------------
   (Exact name of registrant as specified in its charter)

     Pennsylvania                                        23-2492210
-------------------------------                    -----------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization                      Identification No.)

                 1609 Walnut Street, Philadelphia, PA   19103
--------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code   (215) 557-9800

                                N/A
--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

          PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

        Consolidated Balance Sheets - September 30, 1999 (unaudited) and December 31, 1998
        Consolidated Statements of Operations - Three Months and Nine Months Ended September 30, 1999 and 1998 (unaudited)
        Consolidated Statements of Cash Flows - Three Months and Nine Months Ended September 30, 1999 and 1998 (unaudited)
        Notes to Consolidated Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          (1)  Liquidity

              As of September 30, 1999, Registrant had cash  of  $26,125.
Cash  generated   from operations  is  used primarily to  fund  operating
expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

              As of September 30, 1999, Registrant had restricted cash of
$321,098   consisting primarily  of  funds  held as  security  deposits,
replacement  reserves and escrows  for  taxes  and insurance.   As a
consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (3)  Results of Operations

              During the third quarter of 1999, Registrant incurred a net loss of $376,830 ($14.65 per limited partnership unit) compared to a net loss of $1,055,724 ($41.05 per limited partnership unit) for the same period in 1998. For the first nine months of 1999, the Registrant incurred a net loss of $1,269,527 ($49.36 per limited partnership unit) compared to a net loss of $1,894,421 ($73.66 per limited partnership unit) for the same period in 1998.

              Rental income increased $25,881 from $571,060 in the third quarter of 1998 to $596,941 in the same period in 1999 and, for the first nine months increased $57,327 from $1,724,131 in the first nine months of 1998 to $1,781,458 in the same period in 1999. The increase from the first nine months of 1998 to the same periods in 1999 is due mainly to an increase in rental income at Canal House, Strehlow Terrace and Firehouse Square partially offset by a decrease at Roseland.

               Expenses   for  rental   operations increased  by $46,555 from
$210,763 in the third quarter of 1998 to $257,318 in the same period in 1999 and, for the first nine months increased by $78,006 from $786,609 in 1998 to $864,615 in the same period in 1999. The increase is mainly the result of an increase in wages and salary expense at both Canal House and Strehlow Terrace combined with an increase in management fees and salary expense at Roseland partially offset by a decrease in maintenance expense
at Mater  Dolorosa.   The increase in maintenance expense at Canal House  is
due to a higher turnover of apartment units and, at Strehlow Terrace, is due to the repairs made to the heating and air conditioning system. The increase in wages and salaries expense at Roseland is due to a change in the management company that increased the maintenance staff at the property. The decrease in maintenance expense at Mater Dolorosa is due to deferred maintenance performed at the property in 1998, which did not recur in 1999.

               Interest expense decreased by $713,123 from $1,063,920 in the third quarter of 1998 to $350,797 in the same period in 1999 and decreased $724,196 from $1,776,782 in the first nine months of 1998 to $1,052,586 for the same period in 1999. The decrease from the third quarter and the first nine months of 1998 to the same periods of 1999 is mainly due to prepayment penalties incurred in connection with refinancings of the first mortgages at both Canal House and Firehouse Square in 1998, which did not recur in 1999, combined with a decrease in interest expense at Mater Dolorosa and Roseland partially offset by an increase in interest
expense  at  Strehlow Terrace.   The  decreases at  Mater  Dolorosa  and
Roseland are due to decreases in the principal balances of the mortgage loans. The increase in interest expense at Strehlow Terrace is due to an increase in the principal balance upon which interest is calculated.

             Depreciation and amortization expense increased  $10,874  from
$289,081  in  the  third quarter of 1998 to $299,955 in the same period  in
1999.   For  the  nine months ended September  30, 1999 increased $75,206 to
$942,448 as compared  to $867,242 in the same period in 1998.  The increase is mainly due to an increase in amortization expense at Canal House partially offset by a decrease in amortization expense at Firehouse
Square.   Amortization expense increased at  Canal House  due  to  the amortization of loan costs incurred in the refinancing. The decrease at Firehouse Square is the result of the amortization in 1998 of leasing commissions for tenants who vacated in 1998.

             Losses incurred during the quarter at the Registrant's properties amounted to $291,000, compared to a loss of approximately $974,000 for
the  same  period  in 1998.  For  the  first  nine months   of   1999  the
Registrant's   properties recognized  a  loss  of  $1,017,000  compared   to
approximately  $1,647,000 for the same  period  in 1999.

               In   the  third  quarter  of  1999, Registrant incurred a loss
of $34,000 at  Roseland including   $17,000   of   depreciation   expense,
compared to a loss of $15,000 including $16,000 of depreciation in the third quarter of 1998; for the first nine months of 1999, the Registrant incurred
a   loss   of   $72,000   including   $51,000   of depreciation  expense,
compared  to  a  loss   of $41,000  for  the  same period in 1998,  including
$50,000 of depreciation expense. The increased loss from the third quarter and the first nine months of 1998 to the same periods in 1999 is mainly due to an increase in wages and salary expense and a decrease in rental income partially offset by a decrease in interest expense. Rental income decreased due to a decrease in the average occupancy (100% to 82%). The increase in wages and salaries expense is due to a change in the management company that increased the maintenance staff at the property. Interest expense decreased due to the amortization of the principal balance.

               In   the  third  quarter  of  1999, Registrant incurred a loss
of $114,000 at Firehouse Square including $65,000 of depreciation and amortization expense, compared to a loss of $348,000 including $70,000 of depreciation and amortization expense in the third quarter of 1998 and, for the first nine months of 1999, incurred a loss of $352,000 including $194,000 of depreciation and amortization expense, compared to a loss of $633,000 for the same period in 1998, including $211,000 of depreciation and amortization expense. The decrease in the loss from the third quarter and the first nine months of 1998 to the same periods in 1999 is due to a decrease in interest and amortization expense combined with an increase in rental income due  to an increase in  average  rental rates while occupancy remained
at  100%.   Interest  expense decreased due to prepayment penalties paid in
1998 in  conjunction with the refinancing of the  first mortgage which did
not   recur   in    1999.  Amortization expense decreased as a result of  the
amortization  in  1998 of leasing commissions  for tenants who vacated in 1998.

               In   the  third  quarter  of  1999, Registrant  recognized
income of $3,000  at  Mater Dolorosa  including  $35,000 of  depreciation and amortization expense, compared to a loss of $1,000 including $32,000 of depreciation and amortization expense in the third quarter of 1998 and, for
the first   nine   months  of  1999,  the   Registrant recognized  income of
$13,000 at  Mater  Dolorosa including $95,000 of depreciation and amortization
expense,  compared to a loss of  $19,000  for  the same   period  in  1998,
including   $95,000   of depreciation   and  amortization   expense.    The
recognition of income for the third quarter and first nine months of 1999 compared to a loss for the same periods in 1998 is due to a decrease in
interest    expense   and   maintenance expense.  Interest expense decreased
due to a  decrease  in the   principal  balance  of  the  mortgage  loan.
Maintenance expense decreased due to deferred maintenance performed at the property in 1998 which did not recur in 1999.

              In  the  third quarter of 1999,  the Registrant incurred a loss of $78,000 at Strehlow Terrace including $59,000 of depreciation expense, compared to a loss of $54,000 including $58,000 of depreciation expense in the third quarter of 1998 and, for the first nine months of 1999, the Registrant incurred a loss of $184,000 at Strehlow Terrace including $177,000 of depreciation expense,  compared to a loss of $166,000 for the same period
in  1998,  including  $174,000   of depreciation and amortization expense.
The increase in the loss from the third quarter and first nine months of 1998 to the same periods in 1999 is due to an increase in interest and maintenance expense partially offset by an increase  in  rental income due to an increase  in average  rental  rates  while  occupancy  remained
stable.   Interest  expense increased  due  to  an increase in the principal
balance  upon  which interest   is  calculated  at  Strehlow   Terrace.
Maintenance  expense  increased  due  to   general repairs made to the property.

               In   the  third  quarter  of  1999, Registrant incurred a loss
of  $68,000  at  Canal House  including  $108,000  of  depreciation   and
amortization  expense,  compared  to  a  loss   of $556,000 including $93,000
of depreciation expense in  the  third quarter of 1998 and, for the  first nine months of 1999, the Registrant incurred a loss of $422,000 including $367,000 of depreciation and amortization expense, compared to a loss of $788,000 for the same period in 1998, including $279,000 of depreciation
expense.   The decrease in the losses from the third quarter  and the  first nine months of 1998 to the same periods in 1999 is due mainly to a decrease in interest expense combined with an increase in rental income partially offset by an increase in maintenance and amortization expense. Interest expense decreased due to prepayment penalties in conjunction with the refinancing of the first mortgage in 1998 that did not recur in 1999.
Rental income increased due to an increase in the average rental rates and average occupancy for the third quarter (90% to 97%); however occupancy
decreased for  the  first nine  months  (94%  to  91%).   The  increase   in
maintenance expense is due to the higher turnover of apartment units for the first nine months compared to the prior year. Amortization expense increased due to the amortization of loan costs incurred in the refinancing.

               The   Registrant  owns  a  minority interest  in Saunders
Apartments which it accounts for on the equity method. The Registrant does not include the assets or liabilities of Saunders Apartments in its
consolidated    financial statements.   The following operating  information
is  provided  for  the  property.   In  the  third quarter  of 1999,
Registrant incurred a loss of $7,000 compared to a loss of $3,000 for the same period of 1998. For the first nine months of 1999, Registrant incurred a loss of $14,000 at Saunders Apartments compared to a loss of $9,000 for the same period of 1998. The increase in the loss from the third quarter and first nine months of 1998 to the same period in 1999 is due to
an increase  in  maintenance  expense  due   to   the painting of several
units and repairs made to  the floor.

                     DIVERSIFIED HISTORIC INVESTORS VI
                    (a Pennsylvania limited partnership)

                        CONSOLIDATED BALANCE SHEETS

                                     Assets

                               September 30, 1999    December 31, 1998
                                (Unaudited)
Rental properties, at cost:
Land                              $   950,238          $   950,238
Buildings and improvements         27,178,202           27,176,328
Furniture and fixtures                856,147              858,106
                                   ----------           ----------
                                   28,984,587           28,984,672
Less - Accumulated depreciation   (11,856,307)         (11,038,617)
                                   ----------           ----------
                                   17,128,280           17,946,055

Cash and cash equivalents              26,125               28,064
Restricted cash                       321,098              280,896
Investment in affiliate               (23,079)              (8,971)
Other    assets   (net    of
amortization of $673,264 and
$548,506 at September  30,
1999 and December 31, 1998,
respectively)                         484,913              632,692
                                   ----------           ----------
     Total                        $17,937,337          $18,878,736
                                   ==========           ==========

                  Liabilities and Partners' Equity

Liabilities:
Debt obligations                  $17,140,807          $17,161,190
Accounts payable:
     Trade                          1,219,517            1,081,777
     Taxes                              1,368               20,492
     Related parties                  419,398              396,529
     Other                             17,110               27,039
Interest payable                    1,079,418              870,643
Tenant security deposits              138,038              129,858
                                   ----------           ----------
     Total liabilities             20,015,656           19,687,528
                                   ----------           ----------
Partners' equity                   (2,078,319)            (808,792)
                                   ----------           ----------
     Total                        $17,937,337          $18,878,736
                                   ==========           ==========

The accompanying notes are an integral part of these financial statements.

                       DIVERSIFIED HISTORIC INVESTORS VI
                     (a Pennsylvania limited partnership)

                    CONSOLIDATED STATEMENTS OF OPERATIONS
      For the Three Months and Nine Months Ended September 30, 1999 and 1998
                                  (Unaudited)

                            Three months             Nine months
                         Ended September 30,     Ended September 30,
                            1999    1998            1999    1998

Revenues:
 Rental income          $  596,941 $  571,060  $1,781,458  $1,724,131
 Interest income               938        459       2,772       1,984
                         ---------  ---------   ---------   ---------
  Total revenues           597,879    571,519   1,784,230   1,726,115
                         ---------  ---------   ---------   ---------
Costs and expenses:
 Rental operations         257,318    210,763     864,615     786,609
 General and                60,000     60,000     180,000     180,000
  administrative
 Interest                  350,797  1,063,920   1,052,586   1,776,782
 Depreciation and
   amortization            299,955    289,081     942,448     867,242
                         ---------  ---------   ---------   ---------
  Total costs and expenses 968,070  1,623,764   3,039,649   3,610,633
                         ---------  ---------   ---------   ---------

Loss before equity  in    (370,191)(1,052,245) (1,255,419) (1,884,518)
affiliate
Equity in net loss  of
affiliate                   (6,639)    (3,479)    (14,108)     (9,903)
                         ---------  ---------   ---------   ---------

Net loss               ($  376,830)($1,055,724)($1,269,527)($1,894,421)
                         =========   =========   =========   =========

Net loss per limited
  partnership unit
Loss before equity in
affiliate              ($    14.39)($    40.91)($    48.81)($    73.27)
Equity in net loss of
affiliate                     (.26)       (.14)       (.55)       (.39)
                         ---------   ---------   ---------   ---------
                       ($    14.65)($    41.05)($    49.36)($    73.66)
                         =========   =========   =========   =========

The accompanying notes are an integral part of these financial statements.

                        DIVERSIFIED HISTORIC INVESTORS VI
                      (a Pennsylvania limited partnership)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Nine Months Ended September 30, 1999 and 1998
                               (Unaudited)

                                                  Nine months ended
                                                    September 30,
                                                  1999          1998
Cash flows from operating activities:
 Net loss                                     ($1,269,527)   ($1,894,421)
 Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
 Depreciation and amortization                    942,447        867,242
 Equity in loss of affiliate                       14,108          9,903
 Changes in assets and liabilities:
 Increase in restricted cash                      (40,202)      (207,082)
 (Decrease) increase in other assets               23,021       (218,429)
 Decrease in accounts payable taxes               (19,124)             0
 Increase in accounts payable - trade             137,739        160,842
 Increase in accounts payable - related parties    22,869          7,576
 (Decrease) increase in accounts payable - other   (9,927)        22,421
 Increase in interest payable                     208,775        246,334
 Increase in tenant security deposits               8,180          4,156
                                                  -------      ---------
Net cash provided by (used in)                     18,359     (1,001,458)
  operating activities                            -------      ---------

Cash flows from investing activities:
 Capital expenditures                                  85        (21,250)
                                                  -------      ---------
Net cash used in investing activities                  85        (21,250)
                                                  -------      ---------

Cash flows from financing activities:
 Proceeds from debt financing                      17,049      1,139,659
 Principal payments                               (37,432)      (111,237)
                                                 --------      ---------
Net cash (used in) provided by                    (20,383)     1,028,422
financing activities                             --------      ---------

(Decrease) increase in cash and cash               (1,939)         5,714
equivalents                                      --------      ---------

Cash and cash equivalents at beginning of period   28,064         23,036

Cash and cash equivalents at end of period      $  26,125     $   28,750
                                                 ========      =========

The accompanying notes are an integral part of these financial statements.

                     DIVERSIFIED HISTORIC INVESTORS VI
                    (a Pennsylvania limited partnership)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors VI (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to
such rules and regulations.    The accompanying consolidated financial
statements and related notes should be read in conjunction with the audited financial statements and notes thereto contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

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

           (b) Reports on Form 8-K:

               No reports were filed on Form 8-K during the quarter ended September 30, 1999.

                    SIGNATURES

       Pursuant   to  the  requirements   of   the Securities  Exchange Act
of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 29, 1999   DIVERSIFIED HISTORIC INVESTORS VI
       -----------------
                           By: Dover Historic Advisors VI, General Partner

                               By: EPK, Inc., Partner

                                   By: /s/ Spencer Wertheimer
                                       -----------------------
                                       SPENCER WERTHEIMER
                                       President and Treasurer