Form 10-K
period 1999-12-31
DIVERSIFIED HISTORIC INVESTORS VI
filed 2000-09-05
CIK 828604

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC.  20549

                                  FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended          December 31, 1999
                         ----------------------------------------------------
                                     or
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                   to
                              -------------------  -------------------

Commission file number                 33-19811
                      -------------------------------------------------------

                       DIVERSIFIED HISTORIC INVESTORS VI
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Pennsylvania                                           23-2492210
-------------------------------                    --------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization                        Identification No.)

                 1609 WALNUT STREET, Philadelphia, PA      19103
-----------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code  (215) 557-9800

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to section 12(g) of the Act: 25,461 Units


                 Units of Limited Partnership Interest
-----------------------------------------------------------------------------
                           (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been
subject  to  such  filing requirements for the past 90 days.  Yes  X   No
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

                    PART I

Item 1.      Business

          a. General Development of Business

              Diversified Historic Investors VI
("Registrant") is a limited partnership  formed
in 1988 under Pennsylvania law.  As of December
31,  1999,  Registrant had  outstanding  25,461
units  of  limited  partnership  interest  (the
"Units").

              Registrant  is presently  in  its
operating  stage.   It originally  owned  eight
properties  or interests therein.  Interest  in
two   properties   have   been   lost   through
foreclosure,  one  of which was  foreclosed  in
March 1997, and an interest in a third property
has  been reduced substantially.  See  Item  2.
Properties, for a description thereof.   For  a
discussion of the operations of the Registrant, see Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

               As   of   December   31,   1999,
Registrant  owned interests in six  properties,
located  in  Nebraska (three), Virginia  (one),
Pennsylvania  (one), and Louisiana  (one).   In
total,  the  properties contain  100  apartment
units,  149  condominium units used  as  rental
units,   and  44,115  square  feet  ("sf")   of
commercial/retail space.  As  of  December  31,
1999,  213  of  the apartment  and  condominium
units  were under lease (86%) at monthly rental
rates   ranging  from  $246  to   $1,550.    In
addition, 44,115 sf of commercial/retail space was under lease (100%) at annual rates ranging from $7.12 to $24.14 per sf. Rental of the apartments and commercial space is not expected to be seasonal. For a further discussion of the properties, see Item 2. Properties.

              The Registrant is affected by and
subject  to  the general competitive conditions
of  the  residential and commercial real estate
industry.  As a result of the overbuilding that
occurred  in  the  1980's, the competition  for
both residential and commercial tenants in  the
local markets where the Registrant's properties
are  located is generally strong.  In  each  of
the   markets,   there  are   several   similar
historically certified rehabilitated buildings.
Two  of  the  properties held  for  rental  are
market-rate  properties  and  are  located   in
Alexandria,    Virginia,   and    Philadelphia,
Pennsylvania.    At   these   properties    the
Registrant  is forced to keep its  rent  levels
competitively low in order to maintain moderate
to  high occupancy levels.  Management of  each
of   these  properties  makes  frequent  market
analyses  in  order to set rent  levels.   When
occupancy  nears  the 97-99% range,  management
considers  raising the rents  by  more  than  a
normal  cost of living increase.  If  occupancy
falls  below 85%, management considers lowering
rents.   Four of the properties held for rental
are  low-income housing structures  located  in
Omaha,  Nebraska,  and New Orleans,  Louisiana.
These  properties have fixed rental  rates  and
face  competition  for low to  moderate  income
tenants from other low income properties in the
area.   However, there is no organization which
holds a dominant position in the residential housing or commercial leasing market in any of the geographic areas in which the Registrant's properties are located.

               Registrant  has  no   employees.
Registrant's   activities   are   overseen   by
Brandywine  Construction  &  Management,   Inc.
("BCMI"), a real estate management firm.

            d.   Financial  Information   About
Foreign  and  Domestic  Operations  and  Export
Sales

              See  Item 8. Financial Statements
and Supplementary Data.

Item 2.      Properties

           As  of December 31, 1999, Registrant
owned interests in five partnerships that each owns one property and a minority interest in an additional partnership that owns one property.
A summary description of each property is given below.

           a.  Firehouse Square -  consists  of
31,431  sf of commercial space at 902-910  King
Street  in  Alexandria, Virginia.  In  December
1988,  Registrant  was  admitted,  with  a  90%
general  partner interest, to Firehouse  Square
General   Partnership  ("FSGP"),   a   Virginia
general   partnership,  for  a   cash   capital
contribution of $1,750,000.  FSGP acquired  and
rehabilitated   the  property  for   $5,660,000
($151.51   per  sf),  funded  by   the   equity
contribution  and a mortgage  note  payable  of
$4,207,000.   On  June  1,  1993,   the   first
mortgage  was  modified.   The  terms  of   the
modification  included  the  addition  of   all
accrued and unpaid interest ($218,728)  to  the
principal  balance and revision of the  payment
terms.   The  lender also advanced $40,711  for
real   estate  taxes  and  $33,627  for  tenant
improvements.  Monthly payments of interest  to
the  new  note  holder were to be  made  in  an
amount equal to net operating income.  The note
accrued  interest  at  prime  plus  1/2%.    On
November  16,  1994,  the  new  first  mortgage
holder   foreclosed  upon  its  mortgage.    By
"credit  bidding"  its mortgage,  the  mortgage
holder  became the successful bidder  at  sale.
The  first  mortgage holder sold its successful
bid  to  a partnership known as 901 King Street
Associates   ("KSA").    KSA   is   a   general
partnership  owned 90% by the Registrant.   The
selling  price of the mortgage was  the  amount
that the mortgage had been immediately prior to
foreclosure.    The   obligation   has    terms
materially  the  same as the original  mortgage
loan  and is secured by a new mortgage  on  the
property.   Therefore,  after  the  sale,   the
Registrant's  interest  in  the  property   was
unchanged.   The  principal  balance   of   the
mortgage  at  December 31, 1997 was $4,304,188.
The  note  accrued interest at prime plus  1/2%
and   the  entire  principal  balance  was  due
October  1998.   In June 1995,  the  Registrant
refinanced  $900,000  of  the  first   mortgage
(principal balance of $876,936 at December  31,
1997).   This loan bore interest at 9.75%,  was
payable  in  monthly installments of  principal
and  interest  of $8,021 and was  due  in  June
2005.   In  November 1998, both mortgages  were
refinanced.  The first mortgage was  refinanced
with  a  $1,937,000 mortgage (principal balance
of $1,937,000 at December 31, 1999) which bears
interest  at  7.08%,  is  payable  in   monthly
installments  of  principal  and  interest   of
$13,789  and  is  due  in November  2008.   The
second   mortgage   was   refinanced   with   a
$4,330,107   mortgage  (principal  balance   of
$4,367,913  at  December  31,  1999,  including
accrued   but  unpaid  interest)  which   bears
interest at 7%, is due in December 2008 with monthly payments of interest to be made in an amount equal to net operating income. Proceeds from the refinancing of the first mortgage were used to reduce the second mortgage principal.

              The  property is managed by BCMI.
As of December 31, 1999, all 31,431 sf of space
were under lease (100%) at annual rates ranging
from $7.12 to $20.89 per sf.  The occupancy for
the  previous four years was 100% for 1998, 94%
for  1997, 82% for 1996, and 89% for 1995.  The
average  annual rent was $7.12  to  $20.89  for
1998, $7.12 to 20.89 per sf for 1997, $7.00  to
$20.55 per sf for 1996, and $6.57 to $26.96 per
sf  for 1995.  There are three tenants who each
occupy  ten  percent or more  of  the  rentable
square footage.  They operate principally as  a
law  firm, an architectural firm and a computer
company.   All leases are operating leases  and
the   minimum  future  rentals  on   the   non-
cancelable leases as of December 31,  1999  are
$357,768.   There are no contingent liabilities
included in income for the years ended December
31, 1999, 1998 and 1997.

              The  following is a table showing
commercial   lease  expirations  at   Firehouse
Square for the next five years.
                                        Total
                                        annual
                          Total sf      rental       % of gross
              Number of      of       covered by    annual rental
              expiring    expiring     expiring         from
               leases      leases       leases        property

     2000         2         3,309     $ 50,137          10%
     2001         1         2,574       43,000           9%
     2002         4        11,023      168,443          33%
     2003         5        14,063      232,663          46%
     2004         0             0            0           0%


              For  tax  purposes, this property
has  a  basis  of $5,206,299 and is depreciated
using  the straight-line method with  a  useful
life of 39 years.  The annual real estate taxes
are $31,031 which is based on an assessed value
of  $2,900,100  taxed at a rate  of  $1.07  per
$100.   It is the opinion of the management  of
the Registrant that the property is adequately covered by insurance.

           b.  Roseland - consists of  17  low-
income apartments and 3,100 sf of retail  space
at  4932  South  24th Street  in  South  Omaha,
Nebraska.    In   July  1988,  Registrant   was
admitted  with  a 98% general partner  interest
and  a  1% limited partner interest to Roseland
Redevelopment  Partners  ("RRP"),  a   Nebraska
limited   partnership,  for  a   cash   capital
contribution  of  $700,000.  RRP  acquired  and
rehabilitated   the  property  for   $1,680,000
($70.29   per   sf),  funded  by   the   equity
contribution  and  three  notes  payable.   The
first  note payable of $500,000 is non-interest
bearing  with principal due upon  sale  of  the
property;  the second note payable  of  $63,313
bears   interest   at  9.16%,   with   interest
adjusting every three years based on the three-
year  Treasury Bill rate plus 250 basis points,
is   payable  in  semi-annual  installments  of
principal and interest of $4,856 and is due in November 2001 (principal balance at December
31, 1999 of $20,312). The third note payable of $370,000 (principal balance of $339,990 at December 31, 1999) bears interest at 8%, is payable in monthly installments of principal and interest of $3,083 and is due in August
2006.

              The  property  is managed  by  an
independent  property  management   firm.    On
December 31, 1999, 13 of the units were  leased
(80%)  at  monthly rents of $246  to  $450  and
3,100  sf of commercial space (100%) was leased
at annual rents ranging from $3.13 to $5.50 per
sf.  All residential leases are renewable, one-
year leases.  The occupancy for the residential
units  for the previous four years was 82%  for
1998,  92% for 1997, 88% for 1996, and 94%  for
1995.   The  monthly  rental  range  has   been
approximately   the  same  since   1995.    The
commercial  space has been 100% occupied  since
1995.   The  range for annual  rents  has  been
$3.13  to $5.00 per sf for 1998, $3.13 to $5.50
per  sf  for  1997, $3.00 to $4.29 per  sf  for
1996,  and  $3.00  to $3.43 per  sf  for  1995.
There is one tenant who occupies ten percent or
more  of  the  rentable  square  footage.    It
principally  functions as a counseling  center.
All commercial leases are operating leases and the minimum future rentals on the noncancelable leases as of December 31, 1999 are $10,800.
There are no contingent liabilities included in income for the years ended December 31, 1999, 1998 and 1997.

              The  following is a table showing
commercial lease expirations at Roseland for the next five years:

                                        Total
                                        annual
                          Total sf      rental
              Number of      of       covered by    % of gross
               leases     expiring     expiring       annual
              expiring     leases       leases        rental

     2000         2         3,100       $10,800        14%
     2001         0             0             0         0
     2002         0             0             0         0
     2003         0             0             0         0
     2004         0             0             0         0

              For  tax  purposes, this property
has  a  basis  of $1,680,842 and is depreciated
using  the straight-line method with  a  useful
life  of  27.5 years.  The annual  real  estate
taxes  are $8,659 which is based on an assessed
value  of  $360,300 taxed at a rate of  $2.4032
per  $100.  It is the opinion of the management
of   the   Registrant  that  the  property   is
adequately covered by insurance.

            c.  Mater  Dolorosa  Apartments   -
consists of 68 low income apartments located at
1265  South  Carrollton Avenue in New  Orleans,
Louisiana.    In  July  1988,  Registrant   was
admitted   with   a  90%  general   partnership
interest  to Mater Dolorosa General Partnership
("MDGP")  a  Pennsylvania general  partnership,
for  a  cash contribution of $1,519,000.   MDGP
acquired and rehabilitated the property for $3,149,000 ($59.39 per sf), funded by the equity contribution and a note payable of $1,790,000. The note payable bears interest at 8.5%, is payable in monthly installments of principal and interest of $17,627, and is due in April 2005 (principal balance at December
31, 1999 of $904,511).

              The  property  is  managed  by  a
property  management firm which is an affiliate
of the Registrant's co-general partner of MDGP.
At  December  31, 1999, 66 of  the  units  were
rented (97%) at monthly rents of $486 to  $610.
All leases are renewable, one-year leases.  The
occupancy for the previous four years  was  97%
for  1998, 97% for 1997, 99% for 1996, and 100%
for  1995.  The monthly rental range  has  been
approximately  the same since  1995.   For  tax
purposes,   this  property  has  a   basis   of
$2,910,108   and  is  depreciated   using   the
straight-line method with a useful life of 27.5
years.  The annual real estate taxes are $5,248
which is based on an assessed value of $32,530 taxed at a rate of $16.1328 per $100. There is no one tenant who occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

           d.  Strehlow  Terrace  Apartments  -
consists  of  70  low  income  apartment  units
located  at  2024  North  16th  Street,  Omaha,
Nebraska.   In  January  1989,  Registrant  was
admitted with a 98% general partner interest to
Strehlow Terrace Apartments Limited Partnership
("STALP"), a Nebraska limited partnership,  for
a  cash  capital  contribution  of  $2,250,000.
STALP  acquired and rehabilitated the  property
for  $5,817,000 ($52.02 per sf) funded  by  the
equity  contribution and three mortgage  loans.
The    first   loan,   financed   through   the
Governmental   National  Mortgage   Association
("GNMA")  is for $1,789,000 (principal  balance
at  December  31,  1999 of  $1,775,053),  bears
interest  at  10-1/4%, is  payable  in  monthly
installments  of  principal  and  interest   of
$15,540,  and is due in 2030.  In August  1993,
six  units  were damaged by a fire at  Strehlow
Terrace.   Due  to  the financial  difficulties
caused  by the fire, STALP fell behind  on  its
monthly   debt   service  by  several   months.
Although  the property was able to  reduce  the
arrearage by 50% and commenced regular, monthly
payments by May 1994, the loan was declared  in
default and was assigned by GNMA to the Federal
Housing   Administration/Housing   and    Urban
Development ("FHA/HUD") on June 24,  1994.   As
of  December  31,  1999, workout  opportunities
with  HUD continue to be suspended.  The  other
two loans were made by the City of Omaha.  One,
in  the amount of $1,700,000, bears interest at
1%, and the other, in the amount of $75,000, is
non-interest   bearing.   The   principal   and
applicable interest on both City of Omaha loans is due upon the sale of the property or in the year 2030, whichever is earlier.

              The  property  is managed  by  an
independent  property  management   firm.    On
December  31,  1999, 69 of the apartments  were
leased (98%) at monthly rents ranging from $397
to  $600.   All leases are renewable,  one-year
leases.   The  occupancy for the previous  four
years  was 97% for 1998, 97% for 1997, 96%  for
1996,  and  87%  for 1995.  The monthly  rental
range  has  been approximately the  same  since
1995.   For tax purposes, this property  has  a
basis  of  $5,926,695 and is depreciated  using
the straight-line method with a useful life  of
27.5  years.  The annual real estate taxes  are
$16,284 which is based on an assessed value  of
$575,500 taxed at a rate of $2.81991 per  $100.
No  one tenant occupies ten percent of more  of
the   building.   It  is  the  opinion  of  the
management of the Registrant that the property is adequately covered by insurance.

           e.  Canal  House -  consists  of  71
residential condominium units and 8,471  sf  of
commercial condominium space located  at  4250-
4312  Main Street, Manayunk, Pennsylvania.   In
February 1989, Registrant was admitted to Canal
House    Historic   Associates   ("CHHA"),    a
Pennsylvania limited partnership,  with  a  99%
general   partner   interest   for    a    cash
contribution   of  $6,000,000.   During   1990,
Registrant made an additional cash contribution
of   $200,000.   The  1%  limited   partnership
interest  is also controlled by Registrant;  it
is  held  by  a Pennsylvania corporation  whose
stock  is  owned by Registrant.  CHHA  acquired
and  rehabilitated the property for  $9,700,000
($94.41 per sf) which was funded by the  equity
contribution  and  a  loan of  $4,000,000  with
interest  at  7.75% and monthly  principal  and
interest   payments   (based   on   a   30-year
amortization schedule).  In October  1995,  the
Registrant ceased making debt service payments.
The  loan  was  sold  in  December  1995.   The
Registrant entered into an agreement  with  the
new  holder  of the note (principal balance  of
$1,515,128  at December 31, 1999)  whereby  the
maturity  of the loan was extended to  December
2000 and monthly payments of interest are to be
made  to the new note holder in an amount equal
to  net  operating income.  In April 1996,  the
Registrant refinanced $3,216,000 of  the  first
mortgage.   This new loan was a first  mortgage
which  bore  interest  at  8.75%,  payable   in
monthly  installments of principal and interest
of  $25,300  and  was due in  April  2003.   In
September  1998,  the  second  mortgage  lender
advanced  the property $3,907,200 to repay  the
first   mortgage   with   the   intention    of
refinancing the first mortgage at a lower interest rate. This refinancing was completed in January 1999 with a $4,000,000 mortgage loan which bears interest at 7.22%, is payable in monthly payments of principal and interest of $27,206 and is due in January 2009.

              The  property is managed by BCMI.
At  December  31,  1999, 65 of the  residential
units  were under lease (93%) at monthly  rents
of  $675  to  $1,550, and all of the commercial
space  was  under lease (100%) at annual  rents
ranging  from  $7.12  to $20.89  per  sf.   All
residential  leases  are  renewable,   one-year
leases.   The  occupancy  for  the  residential
units  for the previous four years was 92%  for
1998,  94% for 1997, 93% for 1996 and  88%  for
1995.   The  monthly  rental  range  has   been
approximately   the  same  since   1995.    The
occupancy for the commercial space was 100% for
1998,  90% for 1997, 88% for 1996 and  94%  for
1995.  The range for annual rents was $19.00 to
$24.14  for 1998,  $19.00 to $23.11 per sf  for
1997,  $19.00  to $22.61 per sf  for  1996  and
$18.86 to $19.52 per sf for 1995.  There are no
tenants who occupy ten percent or more  of  the
rentable   square  footage.   All  leases   are
operating leases and the minimum future rentals on the noncancelable leases as of December 31, 1999 are $183,304. There are no contingent liabilities included in income for the years ended December 31, 1999, 1998 and 1997.

              The  following is a table showing
commercial lease expirations at Canal House for the next five years.

                                          Total
                          Total sf    annual rental
              Number of      of        covered by    % of gross
               leases     expiring      expiring       annual
              expiring     leases        leases        rental

     2000         1        2,426        $ 46,094         5%
     2001         2        5,065         117,470        12%
     2002         1          850          19,740         2%
     2003         0            0               0         0
     2004         0            0               0         0


              For  tax  purposes, this property
has  a  basis  of $9,303,774 and is depreciated
using  the straight-line method with  a  useful
life  of  27.5 years.  The annual  real  estate
taxes are $87,863 which is based on an assessed
value  of $1,063,200 taxed at a rate of  $8.264
per  $100.  It is the opinion of the management
of   the   Registrant  that  the  property   is
adequately covered by insurance.

          f.  Saunders Apartments - consists of
23  low-income  apartments at  415  North  41st
Avenue in Omaha, Nebraska.  Registrant acquired
a   99%  joint  venture  interest  in  Saunders
Apartments  Joint Venture ("SAJV"), a  Nebraska
Joint  Venture, for a cash capital contribution
of  $875,000.   SAJV acquired and rehabilitated
the  property for $1,815,000 ($79.96  per  sf),
funded  by  the  equity  contribution   and   a
mortgage  payable of $675,000.   The  note  was
retired    with    $285,000    advanced    from
Registrant's co-general partner, and a mortgage
note payable of $395,000 (principal balance  at
December  31, 1999 of $274,734).  The  mortgage
note  bears  interest at 10.87%, is payable  in
monthly  installments of $3,723 and matured  in
May  1997.   On  June 1, 1993  an  amended  and
restated joint venture agreement was reached whereby the Registrant's interest was reduced to a 30% interest.

              The  property  is managed  by  an
independent  property management firm.   As  of
December  31,  1999, all 23  units  were  under
lease  (100%) with rents ranging from  $385  to
$430.    All  leases  are  renewable,  one-year
leases.   The  occupancy for the previous  four
years was 100% for 1998, 93% for 1997, 87%  for
1996,  and  83%  for 1995.  The monthly  rental
range  has  been approximately the  same  since
1995.   For tax purposes, this property  has  a
basis  of  $1,947,071 and is depreciated  using
the straight-line method with a useful life  of
27.5  years.  The annual real estate taxes  are
$9,901  which is based on an assessed value  of
$382,700  taxed at a rate of $2.5873 per  $100.
No  one tenant occupies ten percent or more  of
the   building.   It  is  the  opinion  of  the
management of the Registrant that the property is adequately covered by insurance.

Item 3.  Legal Proceedings

          a.  To  the  best of  its  knowledge,
Registrant is not party to, nor are any of its properties the subject of, any pending material legal proceedings.

Item  4.    Submission of Matters to a Vote  of
Security Holders

          No  matter  was submitted during  the
fiscal years covered by this report to a vote of security holders.

                    PART II

Item 5.   Market for Registrant's Common Equity
and Related Stockholder Matters

          a.  There  is  no established  public
trading market for the Units. Registrant does not anticipate any such market will develop.
Trading in the units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur.
Registrant's records indicate that 286 units were sold or exchanged of record in 1999.

         b. As of December 31, 1999, there were
2,800 record holders of Units.

         c. Registrant did not declare any cash
dividends in 1999 or 1998.

Item 6.   Selected Financial Data

         The  following selected financial data
are for the five years ended December 31, 1999.
This data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                       1999       1998        1997         1996       1995
                      ------     ------      ------       ------     ------
Rental income      $ 2,373,232 $ 2,295,927 $ 2,332,312 $ 2,622,418 $ 2,516,916
Interest income          3,677       2,783         949       1,229       3,330
Net loss             1,650,894   2,447,292   2,016,133   2,114,935   2,497,861
Net loss per Unit        64.84       95.16       78.40       82.24       97.13
Total assets (net
of depreciation
and amortization    17,740,808  18,878,736  19,709,306  25,557,744  26,767,721
Debt obligations    17,077,741  17,161,190  15,451,686  19,353,961  19,141,915

Note:   See Part II, Item 7.3 Results of Operations for a discussion of factors which materially affect the comparability of the information reflected in the above table.

Item  7.   Management's Discussion and Analysis
of Financial
          Condition and Results of Operations

          (1)  Liquidity

              At  December 31, 1999, Registrant
had  total unrestricted cash of $40,599.   Cash
generated from operations is used primarily  to
fund  operating expenses and debt service.   If
cash  flow  proves  to  be  insufficient,   the
Registrant  will  attempt  to  negotiate   loan
modifications with the various lenders in order
to  remain  current  on all  obligations.   The
Registrant is not aware of any additional sources of liquidity.

               As   of   December   31,   1999,
Registrant  had  restricted  cash  of  $365,631
consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

             In recent years the Registrant has
realized  significant  losses,  including   the
foreclosure of two properties and a substantial
reduction of interest in a third property.   At
the  present time, all remaining properties are
able  to pay their operating expenses and  debt
service  including  two of the  six  properties
where  the mortgages are "cash-flow" mortgages,
requiring  all available cash after payment  of
operating  expenses to be  paid  to  the  first
mortgage  holder.   None of the  properties  is
currently   producing  a  material  amount   of
revenues in excess of operating expenses and debt service. Therefore, it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses.

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

          (3)  Results of Operations

             During 1998, Registrant incurred a
net  loss  of  $1,650,894 ($64.84  per  limited
partnership  unit) compared to a  net  loss  of
$2,447,292   ($95.16  per  limited  partnership
unit)  in  1998  and a net loss  of  $2,016,133
($78.40 per limited partnership unit) in  1997.
Included in the 1997 loss is $769,620 of extraordinary loss relating to the foreclosure of Locke Mill Plaza.

               Rental  income  decreased   from
$2,332,312  in 1997 to $2,295,927 in  1998  and
increased to $2,373,232 in 1999.  The  increase
from  1998 to 1999 is the result of an increase
at  Canal House, Firehouse Square, and Strehlow
Terrace   due   to  an  increase   in   average
occupancy,  partially offset by a  decrease  at
Roseland   due   to  a  decrease   in   average
occupancy. The decrease from 1997 to 1998 is the result of the foreclosure of Locke Mill in March 1997 partially offset by increases at Canal House, Firehouse Square, Mater Dolorosa and Roseland due to increases in the average rental rates.

                Rental    operations    expense
increased from $1,045,979 in 1997 to $1,076,819
in  1998  and increased to $1,123,015 in  1999.
The increase from 1998 to 1999 is the result of
an  increase  in maintenance expense  at  Canal
House  and Strehlow Terrace and an increase  in
wages   and   salaries  expense  at   Roseland,
partially  offset by a decrease in  maintenance
expense  at Mater Dolorosa.  The increase  from
1997  to  1998 is the result of an increase  in
maintenance expense at Mater Dolorosa and Canal
House,   an  increase  in  wages  and  salaries
expense  at Mater Dolorosa and Strehlow Terrace
and   an   increase  in  management  fees   and
commissions expense at Canal House partially offset by the foreclosure of Locke Mill in March 1997.

              Interest  expense increased  from
$1,313,837  in 1997 to $2,189,165 in  1998  and
decreased to $1,411,077 in 1999.  The  decrease
from 1998 to 1999 and the increase from 1997 to
1998   are   primarily  due   to   nonrecurring
prepayment penalties paid in conjunction with refinancing the first mortgages at the Canal
House and Firehouse Square in 1998.

               Depreciation  and   amortization
expense  increased from $1,162,964 in  1997  to
$1,211,249  in 1998 and increased to $1,229,432
in 1999.  The increase from 1998 to 1999 is due
to  the increase in amortization at Canal House
partially  offset  by a decrease  at  Firehouse
Square.   Amortization  expense  increased   at
Canal  House  due to the amortization  of  loan
costs  incurred  in the 1998 refinancing.   The
decrease  in amortization expense at  Firehouse
Square  is  due  to  the write-off  of  leasing
commissions  for tenants who vacated  in  1998.
The  increase  from  1997 to  1998  is  due  to
increases  in  depreciation  expense  resulting
from 1997 fixed asset additions at Canal House,
Firehouse   Square,   Roseland   and   Strehlow
Terrace.   Amortization  expense  increased  at
Firehouse Square due to the amortization of loan costs incurred in connection with the refinancing of the first mortgage.

             In 1999, losses of $1,301,000 were
incurred at Registrant's Properties compared to
a loss of $ 2,101,000 in 1998 and $1,834,000 in
1997.      A     discussion     of     property
operations/activities follows:

              In  1999,  Registrant incurred  a
loss  of  $77,000 at Roseland including $71,000
of  depreciation expense compared to a loss  of
$52,000   including  $68,000  of   depreciation
expense in 1998 and a loss of $56,000 including
$62,000 of depreciation expense in 1997.  Since
Roseland  is  a  low  income housing  property,
rents are fixed in relation to specified income
levels.  As a result, similar to Mater Dolorosa
and   Strehlow  Terrace  discussed  below,  the
property experiences high occupancy levels  but
rental income remains low.  The increase in the
loss from 1998 to 1999 is due to a decrease  in
rental  income  combined with  an  increase  in
wages,  partially  offset  by  a  decrease   in
interest  expense.   The  decrease  in   rental
income   is  due  to  a  decrease  in   average
occupancy. Wages and salaries expense increased
due  to  a  change in management  company  that
increased   the  maintenance   staff   at   the
property.   Interest expense decreased  due  to
the amortization of the principal balance.  The
decrease in the loss from 1997 to 1998  is  due
to  an  increase  in rental income  due  to  an
increase  in the average rental rates partially
offset  by an increase in depreciation expense.
Depreciation   expense   increased    due    to
depreciable improvements to the property.

              In  1999,  Registrant incurred  a
loss  of $480,000 at Firehouse Square including
$261,000   of   depreciation  and  amortization
expense   compared  to  a  loss   of   $839,000
including   $328,000   of   depreciation    and
amortization  expense in 1998  and  a  loss  of
$511,000 including $235,000 of depreciation and
amortization expense in 1997.  The decrease  in
the  loss  from  1998 to  1999  is  due  to  an
increase  in  rental  income  combined  with  a
decrease  in interest and amortization expense.
Rental  income increased due to an increase  in
average  rental rates while occupancy  remained
at  100%.  Interest expense  decreased  due  to
nonrecurring prepayment penalties paid in  1998
in  conjunction  with the  refinancing  of  the
first  mortgage.  The decrease in  amortization
expense is a result of the write-off in 1998 of
leasing commissions for tenants who vacated  in
1998.   The increase in the loss from  1997  to
1998   is  due  to  an  increase  in  interest,
depreciation and amortization expense partially
offset   by  an  increase  in  rental   income.
Interest  expense increased due to a prepayment
penalty  paid to refinance the first  mortgage.
Depreciation   expense   increased    due    to
depreciation  expense on  improvements  to  the
property.   Amortization expense increased  due
to  the amortization of loan costs incurred  in
connection  with the refinancing of  the  first
mortgage.   Rental income increased due  to  an
increase in the average occupancy.

              In  1999,  Registrant  recognized
income  of  $9,000 at Mater Dolorosa  including
depreciation expense of $127,000 compared to  a
loss  of $26,000 including depreciation expense
of  $127,000  in  1998 and a  loss  of  $31,000
including  depreciation expense of $127,000  in
1997.   Since  Mater Dolorosa is a  low  income
housing  property, rents are fixed in  relation
to  specified  income  levels.   As  a  result,
similar  to Roseland and Strehlow Terrace,  the
property experiences high occupancy levels  but
rental income remains low.  The recognition  of
income in 1999 versus a loss in 1998 is due  to
a decrease in maintenance and interest expense.
Maintenance  expense decreased due to  deferred
maintenance performed at the property in  1998.
Interest expense decreased due to a decrease in
the  principal  balance of the  mortgage  loan.
The  decrease in the loss from 1997 to 1998  is
due  to  an  increase in rental  income  and  a
decrease  in interest expense partially  offset
by  an  increase in maintenance and  wages  and
salaries expense.  Rental income increased  due
to  an  increase in the average  rental  rates.
Interest  expense decreased due to a correction
in  1997 of how interest is calculated  on  the
mortgage   loan  costs.   Maintenance   expense
increased due to the replacement of carpeting and the painting of several units in 1998.
Wages and salaries expense increased due to cost of living increases given to employees.

              In  1999,  Registrant incurred  a
loss    of   $306,000   at   Strehlow   Terrace
Apartments,  including $239,000 of depreciation
expense   compared  to  a  loss   of   $270,000
including  $237,000 of depreciation expense  in
1998  and a loss of $254,000 including $232,000
of   depreciation  expense  in   1997.    Since
Strehlow  is  a  low  income housing  property,
rents are fixed in relation to specified income
levels.   As  a result, similar to Registrant's
other   low-income  properties,  the   property
experiences  high occupancy levels  but  rental
income  remains low.  The increase in the  loss
from  1998 to 1999 is the result of an increase
in  maintenance expense partially offset  by  a
decrease in interest expense and an increase in
rental  income.  The  increase  in  maintenance
expense  is due to repairs made to the  heating
and  air  conditioning system. Interest expense
decreased  due  to a decrease in the  principal
balance of the mortgage loan.  The increase  in
rental  income is due to an increase in average
occupancy.  The increase in the loss from  1997
to  1998 is the result of an increase in  wages
and  salaries and depreciation expense.   Wages
and salaries expense increased due to a change of management company. Depreciation expense increased due to depreciation of improvements to the property.

              In  1999,  Registrant incurred  a
loss  of  $447,000  at Canal  House,  including
$455,000   of   depreciation  and  amortization
expense   compared  to  a  loss   of   $914,000
including depreciation and amortization expense
of  $374,000  in  1998 and a loss  of  $130,000
including depreciation and amortization expense
of  $368,000 in 1997.  The decrease in the loss
from  1998  to  1999 is due to an  increase  in
rental  income  combined  with  a  decrease  in
interest  expense partially offset by increases
in  maintenance and amortization expenses.  The
increase in rental income is due to an increase
in   average   occupancy.    Interest   expense
decreased   due   to  nonrecurring   prepayment
penalties   paid   in  conjunction   with   the
refinancing  of  the first  mortgage  in  1998.
Maintenance expense increased due to the higher
turnover   of  apartment  units.   Amortization
expense  increased due to the  amortization  of
loan  costs  incurred in the refinancing.   The
increase in the loss from 1997 to 1998  is  due
to    increases   in   interest,   maintenance,
management  fees, commissions and  depreciation
expenses  partially offset by  an  increase  in
rental income.  Interest expense increased  due
to  prepayment penalties incurred in connection
with  the  refinancing of the  first  mortgage.
Maintenance and commissions expenses  increased
due to a higher turnover of apartment units  in
1998  as  compared  to  1997.   Management  fee
expense increased due to an increase in  rental
income.  Depreciation expense increased due  to
the  depreciation of improvements made  at  the
property.   Rental income increased due  to  an
increase in the average occupancy.

                Summary   of   Equity    Method
Investments

              In  1999,  Registrant incurred  a
loss of $19,000 at Saunders Apartments compared
to  a  loss  of $15,000 in 1998 and a  loss  of
$22,000 in 1997.  The increase in the loss from
1998   to  1999  is  due  to  an  increase   in
maintenance expense as a result of painting and
repair  of door locks and heating units at  the
property.   The decrease in the loss from  1997
to 1998 is due to an increase in rental income due to an increase in the average rental rates.

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

         Independent Auditor's Report

To   the   Partners  of  Diversified   Historic
Investors VI


We  have  audited the accompanying consolidated
balance sheet of Diversified Historic Investors
VI  (a  Pennsylvania limited  partnership)  and
subsidiaries as of December 31, 1999  and  1998
and   the  related  statements  of  operations,
changes in partners' equity and cash flows  for
the  years  ended December 31, 1999,  1998  and
1997.   These consolidated financial statements
are  the  responsibility of  the  Partnership's
management.  Our responsibility is  to  express
an  opinion on these financial statements based
on  our  audit.  We did not audit the financial
statements   of  Strehlow  Terrace   Apartments
Limited Partnership, which reflect total assets
of $3,571,480 and $3,802,520 as of December 31,
1999  and  1998 and total revenues of  $367,606
and  $361,035, respectively, for the years then
ended.   In  addition, we  did  not  audit  the
financial statements of Mater Dolorosa  General
Partnership which reflect assets of  $1,740,784
and $1,874,341 as of December 31, 1999 and 1998
and  total  revenues of $417,626 and  $421,239,
respectively, for the years then ended.   Those
statements were audited by other auditors whose
reports  have  been furnished to  us,  and  our
opinion,  insofar as it relates to the  amounts
included  Strehlow  Terrace Apartments  Limited
Partnership   and   Mater   Dolorosa    General
Partnership, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversified Historic Investors VI as of December 31, 1999 and 1998, and the results of operations and cash flows for the years ended December 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.

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




Gross, Kreger & Passio, L.L.C.
Philadelphia, Pennsylvania
March 9, 2000

         Independent Auditor's Report

To the Partners of
Strehlow Terrace Apartments Limited Partnership

We have audited the accompanying balance sheets
of    Strehlow   Terrace   Apartments   Limited
Partnership,  (a Nebraska limited partnership),
FHA  Project No. 103-94006, as of December  31,
1999  and  1998, and the related statements  of
operations, partners' deficit, and  cash  flows
for  the  years  then ended.   These  financial
statements  are  the  responsibility   of   the
Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In   our   opinion,  the  financial  statements
referred  to  above  present  fairly,  in   all
material respects, the financial position of Strehlow Terrace Apartments Limited Partnership at December 31, 1999 and 1998, and the results of its operations, changes in partners' deficit and cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

In    accordance   with   Government   Auditing
Standards and the Consolidated Audit Guide  for
Audits  of HUD Programs, we have also issued  a
report   dated   January  20,   2000   on   our
consideration  of  the  Partnership's  internal
control structure and reports dated January 20,
2000    on   its   compliance   with   specific
requirements applicable to Fair Housing and Non-
discrimination,   and   specific   requirements
applicable to its major HUD program and its non-major HUD program transactions.

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

Blackman & Associates, P.C.
Omaha, Nebraska
January 20, 2000

         Independent Auditor's Report

To the Partners of
Mater Dolorosa General Partnership

We have audited the accompanying balance sheets
of  Mater  Dolorosa  General  Partnership,  for
December  31,  1999 and 1998  and  the  related
statements of operations, partners' equity  and
cash  flows  for the years then  ended.   These
financial statements are the responsibility  of
the      partnership's     management.      Our
responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In   our   opinion,  the  financial  statements
referred  to  above  present  fairly,  in   all
material  respects, the financial  position  of
Mater   Dolorosa  General  Partnership  as   of
December 31, 1999 and 1998, and the results  of
its operations and its cash flows for the years
then   ended   in  conformity  with   generally
accepted accounting principles.

Pailet, Meunier and LeBlanc, L.L.P.
Metairie, Louisiana
February 5, 2000

       DIVERSIFIED HISTORIC INVESTORS VI
            (a limited partnership)

  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

       AND FINANCIAL STATEMENT SCHEDULES


Consolidated financial statements:                                      Page

     Consolidated Balance Sheets at December 31, 1999 and 1998           21

     Consolidated Statements of Operations for the Years
     Ended December 31, 1999, 1998, and 1997                             22

     Consolidated Statements of Changes in Partners'
     Equity for the Years Ended December 31, 1999, 1998, and 1997        23

     Consolidated Statements of Cash Flows for the Years
     Ended December 31, 1999, 1998, and 1997                             24

     Notes to consolidated financial statements                        25-33

Financial statement schedules:

     Schedule XI - Real Estate and Accumulated Depreciation             35

     Notes to Schedule XI                                               36



All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                   DIVERSIFIED HISTORIC INVESTORS VI
                       (a limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                       December 31, 1999 and 1998

                                  Assets

                                             1999           1998
                                            ------         ------
Rental properties at cost:
     Land                                $   950,238    $   950,238
     Buildings and improvements           27,176,327     27,176,328
     Furniture and fixtures                  883,523        858,106
                                         -----------    -----------
                                          29,010,088     28,984,672
     Less - accumulated depreciation     (12,134,403)   (11,038,617)
                                         -----------    -----------
                                          16,875,685     17,946,055

Cash and cash equivalents                     40,599         28,064
Restricted cash                              365,632        280,896
Investment in affiliate                      (27,778)        (8,971)
Other assets (net of accumulated
 amortization of $682,154 and $548,506)      486,670        632,692
                                         -----------    -----------
         Total                           $17,740,808    $18,878,736
                                         ===========    ===========

                 Liabilities and Partners' Equity
Liabilities:
     Debt obligations                    $17,077,741    $17,161,190
     Accounts payable:
         Trade                             1,323,177      1,081,777
         Taxes                                18,797         20,492
         Related parties                     416,509        396,529
         Other                                51,107         27,039
     Interest payable                      1,175,479        870,643
     Tenant security deposits                137,684        129,858
                                         -----------    -----------
         Total liabilities                20,200,494     19,687,528
                                         -----------    -----------
Partners' deficit                         (2,459,686)      (808,792)
                                         -----------    -----------

         Total                           $17,740,808    $18,878,736
                                         ===========    ===========

The accompanying notes are an integral part of these financial statements.

                     DIVERSIFIED HISTORIC INVESTORS VI
                        (a limited partnership)

                   CONSOLIDATED STATEMENTS OF OPERATIONS

           For the Years Ended December 31, 1999, 1998 and 1997

                                       1999         1998          1997
                                      ------       ------        ------
Revenues:
     Rental income                  $2,373,232    $2,295,927    $2,332,312
     Other income                       10,670             0       218,350
     Interest income                     3,677         2,783           949
                                    ----------    ----------    ----------
         Total revenues              2,387,579     2,298,710     2,551,611
                                    ----------    ----------    ----------
Costs and expenses:
     Rental operations               1,123,015     1,076,819     1,045,979
     General and administrative        256,142       254,050       253,791
     Interest                        1,411,077     2,189,165     1,313,837
     Depreciation and amortization   1,229,432     1,211,249     1,162,964
                                    ----------    ----------    ----------
         Total costs and expenses    4,019,666     4,731,283     3,776,571
                                    ----------    ----------    ----------
Loss before equity in affiliate     (1,632,087)   (2,432,573)   (1,224,960)
Equity in net loss of affiliate        (18,807)      (14,719)      (21,553)
                                    ----------    ----------    ----------
Loss before extraordinary item      (1,650,894)   (2,447,292)   (1,246,513)
Extraordinary loss                           0             0      (769,620)
                                    ----------    ----------    ----------
Net loss                           ($1,650,894)  ($2,447,292)  ($2,016,133)
                                    ==========    ==========    ==========

Net loss per limited partnership
 unit:
     Loss before equity in
      affiliate                    ($    63.46)  ($    94.59)  ($    47.63)
     Equity in net loss of
      affiliate                           (.73)         (.57)         (.84)
                                    ----------    ----------    ----------

     Loss before extraordinary
      item                         ($    64.19)  ($    95.16)  ($    48.47)
     Extraordinary item                      0             0        (29.93)
                                    ----------    ----------    ----------
                                   ($    64.19)  ($    95.16)  ($    78.40)
                                    ==========    ==========    ==========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                        (a limited partnership)

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY

        For the Years Ended December 31, 1999, 1998 and 1997


                                      Dover
                                    Historic
                                    Advisors     Limited
                                        VI (1)  Partners (2)    Total
                                    ----------  ------------   -------
Percentage participation in
profit or loss                          1%           99%         100%

Balance at December 31, 1996        ($174,113)   $3,828,746   $3,654,633
Net loss                              (20,161)   (1,995,972)  (2,016,133)
                                     --------    ----------   ----------
Balance at December 31, 1997         (194,274)    1,832,774    1,638,500
Net loss                              (24,473)   (2,422,819)  (2,447,292)
                                     --------    ----------   ----------
Balance at December 31, 1998         (218,747)     (590,045)    (808,792)
Net loss                              (16,509)   (1,634,385)  (1,650,894)
                                     --------    ----------   ----------
Balance at December 31, 1999        ($235,256)  ($2,224,430) ($2,459,686)
                                     ========    ==========   ==========

 (1) General Partner.

 (2) 25,461 limited partnership units outstanding at December 31, 1999, 1998, and 1997.


The accompanying notes are an integral part of these financial statements.

                    DIVERSIFIED HISTORIC INVESTORS VI
                         (a limited partnership)

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

          For the Years Ended December 31, 1999, 1998 and 1997

                                         1999            1998         1997
                                        ------          ------       ------
Cash flows from operating
activities:
Net loss                             ($1,650,894)  ($ 2,447,292)  ($2,016,133)
  Adjustments to reconcile net loss
   to net cash provided by (used in)
   operating activities:
Depreciation and amortization          1,229,432      1,211,249     1,162,964
Extraordinary loss                             0              0       769,620
Equity in loss of affiliate               18,807         14,719        21,553
Changes in assets and liabilities:
  (Increase) decrease in
   restricted cash                       (84,734)        53,284         5,542
  Decrease (increase) in other assets     12,374       (394,075)      (97,661)
  Increase in accounts payable - trade   241,400        209,152       230,341
  (Decrease) increase in accounts
   payable - taxes                        (1,695)           488        (1,826)
  Increase in accounts payable -
   related party                          19,980         88,055        45,714
  Increase (decrease) in accounts
   payable - other                        24,068         26,013       (64,825)
  Increase (decrease) in interest
   payable                               304,836       (421,998)      261,583
  Increase in tenant security deposits     7,826          5,508         1,187
                                      ----------    -----------    ----------
      Net cash provided by (used in)
       operating activities              121,400     (1,654,897)      318,059
                                      ----------    -----------    ----------
Cash flows from investing activities:
  Capital improvements                   (25,416)       (49,579)     (103,135)
                                      ----------    -----------    ----------
      Net cash used in investing
       activities                        (25,416)       (49,579)     (103,135)
                                      ----------    -----------    ----------
Cash flows from financing activities:
  Proceeds from debt financing            25,416     10,200,066        67,967
  Principal payments                    (108,865)    (8,490,562)     (319,189)
                                      ----------    -----------    ----------
      Net cash (used in) provided
       by financing activities           (83,449)     1,709,504      (251,222)
                                      ----------    -----------    ----------
Increase (decrease) in cash and
 cash equivalents                         12,535          5,028       (36,298)
Cash and cash equivalents at
 beginning of year                        28,064         23,036        59,334
                                      ----------    -----------    ----------
Cash and cash equivalents at end
 of year                              $   40,599    $    28,064    $   23,036
                                      ==========    ===========    ==========

Supplemental Disclosure of Cash Flow
Information:
  Cash paid during the year for
   interest                           $1,106,241    $ 1,106,280    $1,275,532
Supplemental Schedule of Non-Cash
 Investing and Financing Activities:
  Net assets transferred for
   liability reduction*:
    Net assets transferred                     0              0    $4,815,026
    Liability reduction                        0              0    $4,081,547
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

2.   Depreciation

Depreciation  is computed using  the  straight-
line method over the estimated useful lives  of
the  assets.   Buildings and  improvements  are
depreciated over 25 years and furniture and fixtures over five years.

3.   Net Loss Per Partnership Unit

The net loss per limited partnership unit is based on the weighted average number of limited partnership units outstanding (25,461 units in 1999, 1998 and 1997).
3.   Costs of Issuance

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

8.   Rental Properties

Rental  properties  are  stated  at  cost.    A
provision  for impairment of value is  recorded
when  a  decline in the value of a property  is
determined  to  be other than  temporary  as  a
result of one or more of the following:  (1)  a
property  is offered for sale at a price  below
its  current carrying value, (2) a property has
significant  balloon payments  due  within  the
foreseeable  future which the Partnership  does
not have the resources to meet, and anticipates
it   will   be  unable  to  obtain  replacement
financing  or  debt modification sufficient  to
allow it to continue to hold the property  over
a reasonable period of time, (3) a property has
been,  and  is expected to continue, generating
significant   operating   deficits   and    the
Partnership is unable or unwilling  to  sustain
such  deficit  results of operations,  and  has
been  unable  to,  or anticipates  it  will  be
unable  to, obtain debt modification, financing
or   refinancing  sufficient  to  allow  it  to
continue  to hold the property for a reasonable
period  of time or, (4) a property's value  has
declined  based  on  management's  expectations
with  respect  to projected future  operational
cash  flows and prevailing economic conditions.
An   impairment  loss  is  indicated  when  the
undiscounted sum of estimated future cash flows
from   an  asset,  including  estimated   sales
proceeds,  and assuming a reasonable period  of
ownership  up  to  5 years, is  less  than  the
carrying  amount of the asset.  The  impairment
loss is measured as the difference between  the
estimated fair value and the carrying amount of
the   asset.  In  the  absence  of  the   above
circumstances, properties and improvements are stated at cost. An analysis is done on an annual basis at December 31 of each year.

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

Minimum future commercial rentals on operating leases as of December 31, 1999 are as follows:

                 2000              662,157
                 2001              322,294
                 2002              165,196
                 2003               96,187
                 2004               46,094

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

NOTE E - ACQUISITIONS

The Partnership acquired one property and five general or limited partnership interests in Ventures during the period from January 7, 1988 to December 1988, and one general and one limited partnership interest in Ventures in 1989, as discussed below.

In  July  1988,  the Partnership was  admitted,
with  a  98%  general partner and a 1%  limited
partner   interest,  to  a   Nebraska   limited
partnership  which owns a building  located  in
Omaha,  Nebraska, consisting  of  17  apartment
units,  for  a  cash  capital  contribution  of
$700,000.  In addition, $128,284 in acquisition
costs   relating   to   the   investment   were
capitalized   as   part   of   buildings    and
improvements.

In  July  1988,  the Partnership was  admitted,
with  a  90%  general partner  interest,  to  a
Louisiana  general  partnership  which  owns  a
building  located  in  New Orleans,  Louisiana,
consisting  of 68 apartment units, for  a  cash
capital   contribution   of   $1,519,000.    In
addition,   $241,173   of   acquisition   costs
relating to the investment were capitalized  as
part  of  buildings  and improvements.   During
1990,  as  permanent  financing  was  obtained,
$60,000   of   the  capital  contribution   was
returned to the Partnership.

In  December 1988, the Partnership  acquired  a
99%  joint venture interest in a Nebraska joint
venture which owns a building located in Omaha,
Nebraska, consisting of 23 apartment units, for
a  cash  capital contribution of $875,000.   In
addition,   $153,940   in   acquisition   costs
relating to the investment were capitalized  as
part  of  buildings  and  improvements.   These
capitalized  costs have been removed  from  the
balance  sheet.   Pursuant  to  the  June  1993
Amended and Restated Joint Venture Agreement, the Partnership's interest was reduced to 30%.

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

In  January 1989, the Partnership was admitted,
with  a  98%  general partner  interest,  to  a
Nebraska  general  partnership  which  owns   a
building located in Omaha, Nebraska, consisting
of  70  apartments units, for  a  cash  capital
contribution   of  $2,250,000.   In   addition,
$448,993 of acquisition costs relating  to  the
investment   were  capitalized   as   part   of
buildings and improvements.

In February 1989, the Partnership was admitted,
with  a  99%  general partner  interest,  to  a
Pennsylvania limited partnership which  owns  a
building  located  in  Manayunk,  Pennsylvania,
consisting  of  73 apartment  units  and  8,471
square  feet of commercial space, for  a  total
cash  capital contribution of $6,000,000,  less
funds  advanced prior to admittance ($2,431,552
at  December 31, 1988).  In addition,  $664,509
of acquisition costs relating to the investment
were  capitalized  as  part  of  buildings  and
improvements.   The building  was  subsequently
converted   to   a   condominium,   with    the
Partnership  retaining title to  all  property.
During 1990, the Partnership made additional cash contributions of $220,000.

NOTE F - DEBT OBLIGATIONS

Debt obligations were as follows:                   December 31,
                                                 1999          1998
                                                ------        ------
Note   payable,   non-interest   bearing;   $   500,000   $   500,000
principal  due  upon  sale  of  property;
collateralized    by    related    rental
property.


Note payable, interest at 7.75% and 9.16%        20,312        25,071
at  December 31, 1999 and 1998,  adjusted
every  three years, based upon the three-
year  Treasury Bill rate plus  250  basis
points,     payable    in     semi-annual
installments of principal and interest of
$4,856  (payment adjusted  in  accordance
with  interest  rate  changes);  due   in
November 2001; collateralized by related rental property.

Note payable, interest at 7.75% and 8% at       339,990       349,195
December 31, 1999 and 1998, respectively;
payable   in   monthly  installments   of
principal and interest of $3,083; due in August 2006; collateralized by related rental property.

Note  payable, interest at 8.5%;  payable       904,511     1,033,150
in  monthly installments of principal and
interest  of $17,627; due in April  2005;
collateralized    by    related    rental
property.

Mortgage  loan, interest accrues  at  7%;     4,367,913     4,355,866
interest  only  payable  monthly  to  the
extent  of net operating income;  due  in
December  2008;  collateralized  by   the
related rental property

Mortgage loan, interest at 7.08%; payable     1,909,678     1,937,000
in  monthly installments of principal and
interest  of  $21,471;  due  in  December
2008;   collateralized  by  the   related
rental property.

Note  payable, non-interest bearing;  due        75,000        75,000
upon sale of property; collateralized by related rental property.

Note payable, interest at 10.25%; payable     1,775,053     1,775,053
in  monthly installments of principal and
interest  of $15,540; due in March  2030;
collateralized    by    related    rental
property.

Note payable, interest at 1% accruing  to     1,700,000     1,700,000
principal; unpaid principal and interest are due upon sale of property or in January 2030; collateralized by related rental property.

Note  payable, interest at 18%;  interest     1,515,128     1,503,655
only payable monthly to the extent of net
operating  income;  due  December   2002;
collateralized    by    related    rental
property. (A)

Note payable, interest at 7.22%; interest
only  payable  monthly in the  amount  of
$37,944; collateralized by related rental     3,970,156     3,907,200
property. (A)                                 ---------     ---------
                                            $17,077,741   $17,161,190
                                            ===========   ===========

(A) In September 1998, the second mortgage lender advanced the property $3,907,200 to repay the first mortgage with intention of refinancing the first mortgage at a lower interest rate. This refinancing was complete in January 1999 with a $4,000,000 mortgage loan which bears interest at 7.22%, is payable in monthly payments of principal and interest of $27,206 and is due in January 2009.

Maturities of debt obligation at December 31, 1999 were as follows:

          Year Ending December 31,

                 2000             $   100,521
                 2001                 115,977
                 2002               1,610,793
                 2003                  95,665
                 2004                 112,484
                 Thereafter        15,042,301
                                  -----------
                                  $17,077,741
                                  ===========

NOTE G - RELATED PARTIES

In  June 1998, the General Partner advanced the
Partnership $77,975 to pay certain outstanding liabilities of the Partnership. The advance is non-interest bearing and will be paid out of available cash flow.

Included in Accounts Payable - Related Party is
$301,263 at December 31, 1999 owed to the co - general partner, by three of the Partnership's
Ventures, for additional amounts advanced for working capital needs. These advances are non-interest bearing and will be paid out of available cash flow.

Included in Accounts Payable - Related Party is
$37,271 at December 31, 1999 owed to the general partner, by two of the Partnership's
Ventures, for additional amounts advanced for working capital needs. These advances are non-interest bearing and will be paid out of available cash flow.
NOTE H - GOING CONCERN

Since the formation of Strehlow Terrace Limited
Partnership  ("STLP", one of the  Partnership's
ventures)   in   1990,   STLP   has    incurred
significant  losses.  In addition, at  December
31,  1999,  current liabilities exceed  current
assets.    During  1999  the  Partnership   was
delinquent in payments on the mortgage and  has
outstanding   interest  payable  of   $316,324.
These factors raise substantial doubt about the STLP's ability to continue as a going concern.
The financial statements were prepared assuming that STLP will continue as a going concern and does not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE J - INCOME TAX BASIS RECONCILIATION

Certain  items enter into the determination  of
the  results  of  operations in different  time
periods   for   financial  reporting   ("book")
purposes  and for income tax ("tax")  purposes.
Reconciliations  of  net  loss  and   partners'
equity follow:

                                          For the Years Ended December 31,
                                          1999         1998          1997
                                         ------       ------        ------
Net loss - book                       ($1,650,894)  ($2,447,292)  ($2,016,133)
Excess of tax under book depreciation     458,619       459,534       328,246
Interest                                   94,398        85,844        78,066
Loss on foreclosure                             0             0       399,505
Gain on sale                                    0             0      (205,643)
Administrative expenses                         0             0      (118,750)
Other timing differences                   18,807        14,718             0
Minority interest - tax only              218,951       245,961       211,654
                                       ----------    ----------    ----------
Net loss - tax                        ($  860,119)  ($1,641,235)  ($1,323,055)
                                       ==========    ==========    ==========

Partners' equity - book               ($2,459,686)  ($  808,792)   $1,638,500
Costs of issuance                       3,279,930     3,279,930     3,279,930
Cumulative tax under book loss          5,692,577     4,901,802     4,095,745
Investment credit recapture                 9,900         9,900         9,900
Rehabilitation credit                    (251,117)     (251,117)     (251,117)
                                       ----------    ----------    ----------
Partner's equity - tax                 $6,271,604    $7,131,723    $8,772,958
                                       ==========    ==========    ==========

           SUPPLEMENTAL INFORMATION

                    DIVERSIFIED HISTORIC INVESTORS VI
                        (a limited partnership)

        SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            DECEMBER 31, 1999

                                                    Cost Capitalized
                                 Initial Cost        Subsequent to
                               to Partnership (b)      Acquisition

                                            Buildings              Date    Date
                                              and                   of      Ac-
                      Encum-                Improve-    Improve-  Constr. quired
Description (a)     brance (e)   Land (b)    ments       ments      (a)
17 unit apartments
and 3,100 square
feet of retail      $   860,302  $ 10,000  $ 1,774,986  $   37,144  1988   7/88
space in Omaha, NE

68 unit apartments
in New Orleans, LA      904,511      -       2,948,634     471,015  1988   7/88

32,500 square feet
of commercial
space in
Alexandria, VA        6,277,590   540,238    5,014,827   1,290,152  1988  12/88

70 apartment units
in Omaha, NE          3,550,053      -         448,993   5,926,320  1989  1/89

71 unit apartments
and 8,500 square
feet of commercial
space in
Manayunk, PA          5,485,285  400,000      664,508   9,483,271   1989  2/89
                    ----------- --------  ----------- -----------
                    $17,077,741 $950,238  $10,851,948 $17,207,902
                    =========== ========  =========== ===========


                        Gross Amount at which Carried at
                              December 31, 1999

                                     Buildings
                                      and        Total      Accumulated
Description (a)            Land   Improvements  (c) (d)      Depr. (e)
17 unit apartments
and 3,100 square
feet of retail
space in Omaha, NE      $ 10,000  $ 1,812,131  $ 1,822,131  $   780,252

68 unit apartments
in New Orleans, LA          -       3,419,649    3,419,649    1,502,830

32,500 square feet
of commercial space
in Alexandria, VA        540,238    6,304,979    6,845,217    2,470,636

70 apartment units
in Omaha, NE                -       6,375,313    6,375,313    2,436,437

71 unit apartments
and 8,500 square
feet of commercial
space in
Manayunk, PA             400,000   10,147,778   10,547,778    4,944,248
                        --------  -----------  -----------   ----------
                        $950,238  $28,059,850  $29,010,088  $12,134,403
                        ========  ===========  ===========  ===========

       DIVERSIFIED HISTORIC INVESTORS VI
            (a limited partnership)

             NOTES TO SCHEDULE XI

               DECEMBER 31, 1999

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

(C)  The  cost of real estate owned at December
     31,  1999, for Federal income tax purposes
     was    approximately   $25,677,903.    The
     depreciable basis of the building and improvements of the properties has been reduced for Federal income tax purposes by the historic rehabilitation credit.

(D)  Reconciliation of real estate:

                                            1999         1998         1997
                                           ------       ------       ------
Balance at beginning of year            $28,984,672  $28,935,093  $35,656,555
Additions during this year:
  Improvements                               25,416       49,579      103,135

Deductions during the year:
  Retirements                                     0            0   (6,824,597)
                                        -----------  -----------  -----------
Balance at end of year                  $29,010,088  $28,984,672  $28,935,093
                                        ===========  ===========  ===========

Reconciliation of accumulated depreciation:
                                            1999         1998        1997
                                           ------       ------      ------
Balance at beginning of year            $11,038,617  $ 9,949,357  $10,933,587
Depreciation expense for the year         1,095,786    1,089,260    1,105,796
Retirements                                       0            0   (2,090,026)
                                        -----------  -----------  -----------
Balance at end of year                  $12,134,403  $11,038,617  $ 9,949,357
                                        ===========  ===========  ===========

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

            b.   Identification  of   Executive
Officers

               The   General  Partner  of   the
Registrant is Dover Historic Advisors VI (DoHA-
VI),  a Pennsylvania general partnership.   The
partners of DoHA-VI are as follows:

Name            Age    Position          Term of Office   Period Served

SWDHA, Inc.      --  Partner in DoHA-VI  No fixed term   Since May 1997

EPK, Inc.        --  Partner in DoHA-VI  No fixed term   Since May 1997


              For further description of DoHA -
VI, see paragraph e. of this Item.  There is no
arrangement  or  understanding  between  either
person   named  above  and  any  other   person
pursuant to which any person was or is to be selected as an officer.

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

         Donna M. Zanghi (age 41) was appointed
on May 13, 1997 as Vice President and Secretary
of  EPK, Inc.  Ms. Zanghi previously served  as
Secretary  and  Treasurer of DHP,  Inc.   since
June   14,   1993   and  as  a   Director   and
Secretary/Treasurer  of  D,   LTD.    She   was
associated with DHP, Inc. and its affiliates since 1984 except for the period from December
1986  to June 1989 and the period from November
1, 1992 to June 14, 1993.

           Michele  F.  Rudoi  (age   33)   was
appointed   on   May  13,  1997  as   Assistant
Secretary of EPK, Inc. Ms. Rudoi previously served as Assistant Secretary and Director of both D, LTD and DHP, Inc. since January 27,
1993.

Item 11.  Executive Compensation

           a.  Cash Compensation - During 1999,
Registrant paid no cash compensation  to  DoHA-
VI, any partner therein or any person named in paragraph c. of Item 10.

           b. Compensation Pursuant to Plans  -
Registrant  has  no  plan  pursuant  to   which
compensation was paid or distributed during 1999, or is proposed to be paid or distributed in the future, to DoHA-VI, any partner therein, or any person named in paragraph c. of Item 10 of this report.

             c.   Other   Compensation   -   No
compensation not referred to in paragraph a. or
paragraph   b.  of  this  Item  was   paid   or
distributed during 1999 to DoHA-VI, any partner therein, or any person named in paragraph c. of
Item 10.

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

          b. Security Ownership of Management -
None.

           c.  Changes in Control -  Registrant
does not know of any arrangement, the operation of which may at a subsequent date result in a change in control of Registrant.

Item  13.   Certain Relationships  and  Related
Transactions

           a.  Pursuant to Registrant's Amended
and  Restated Agreement of Limited Partnership,
DoHA-VI  is  entitled  to 10%  of  Registrant's
distributable  cash  from  operations  in  each
year.   There  was no such share  allocable  to
DoHA-VI for fiscal years 1997 through 1999.

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

                    PART IV


Item 14. (A)   Exhibits, Financial Statement Schedules and Reports
               on Form 8-K.

               1. Financial Statements:

                  a. Consolidated Balance Sheets at December 31, 1999 and 1998.

                  b. Consolidated Statements of Operations for the Years
                     Ended December 31, 1999, 1998 and 1997.

                  c. Consolidated Statements of Changes in Partners' Equity
                     for the Years Ended December 31, 1999, 1998 and 1997.

                  d. Consolidated Statements of Cash Flows for the Years
                     Ended December 31, 1999, 1998 and 1997.

                  e. Notes to consolidated financial statements.

               2. Financial statement schedules:

                  a. Schedule XI - Real Estate and Accumulated Depreciation.

                  b. Notes to Schedule XI.

              3.  Exhibits:

                (a) Exhibit Number Document
                ------------------ --------
                 3                 Registrant's   Amended   and
                                   Restated   Certificate    of
                                   Limited   Partnership    and
                                   Agreement     of     Limited
                                   Partnership,      previously
                                   filed  as  part of Amendment
                                   No.    2   of   Registrant's
                                   Registration  Statement   on
                                   Form  S-11, are incorporated
                                   herein by reference.

               21                  Subsidiaries     of      the
                                   Registrant  are  listed   in
                                   Item  2. Properties of  this
                                   Form 10-K.

              (b) Reports on Form 8-K:

                  No reports were filed on Form 8-K during the quarter ended December 31, 1999.

              (c) Exhibits:

                  See Item 14 (A) (3) above.

                         SIGNATURES

      Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DIVERSIFIED HISTORIC INVESTORS VI

Date: September 5, 2000       By: Dover Historic Advisors VI, General Partner
      -----------------
                                  By: EPK, Inc., Partner

                                      By: /s/ Spencer Wertheimer
                                         -----------------------
                                         SPENCER WERTHEIMER
                                         President and Treasurer

                                     By: /s/ Michele F. Rudoi
                                        -----------------------
                                         MICHELE F. RUDOI
                                         Assistant Secretary

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

        Signature               Capacity             Date

DOVER HISTORIC ADVISORS VI    General Partner

By: EPK, Inc., Partner

    By:/s/ Spencer Wertheimer                        September 5, 2000
       ----------------------                        -----------------
      SPENCER WERTHEIMER
      President and Treasurer

   By:/s/ Michele F. Rudoi                           September 5, 2000
      -----------------------                        -----------------
      MICHELE F. RUDOI
      Assistant Secretary