Form 10-Q
period 2000-03-31
DIVERSIFIED HISTORIC INVESTORS VI
filed 2004-06-30
CIK 828604

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 2000
                               ----------------------------------

                               or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number                33-19811
                        -----------------------------------------

                DIVERSIFIED HISTORIC INVESTORS VI
-----------------------------------------------------------------
    (Exact name of registrant as specified in its charter)

Pennsylvania                                        23-2492210
--------------                                  -----------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)

           1521 Locust Street, Philadelphia, PA   19102
-----------------------------------------------------------------
     (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code (215) 557-9800
                                                   --------------

                              N/A
-----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes    X    No
                                            ------     ------

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes        No   X
                                                     -----     -----

                    PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
                                Assets


                              March 31, 2000   December 31, 1999
                              --------------   -----------------
                               (Unaudited)

Rental properties, at cost:
 Land                          $   950,238        $   950,238
 Buildings and improvements     27,178,778         27,176,327
 Furniture and fixtures            884,315            883,523
                               -----------        -----------
                                29,013,331         29,010,088
 Less - accumulated
  depreciation                 (12,409,598)       (12,134,403)
                               -----------        -----------
                                16,603,733         16,875,685

Cash and cash equivalents           52,090             40,599
Restricted cash                    315,528            365,632
Investment in affiliate            (32,494)           (27,778)
Other assets (net of
 amortization of
 $698,725 and $682,154)            494,952            486,670
                               -----------        -----------
     Total                     $17,433,809        $17,740,808
                               ===========        ===========

                   Liabilities and Partners' Equity

Liabilities:
 Debt obligations              $17,027,409        $17,077,741
 Accounts payable:
  Trade                          1,412,872          1,323,177
  Taxes                             13,277             18,797
  Related parties                  416,509            416,509
  Other                             35,631             51,107
 Interest payable                1,297,116          1,175,479
 Tenant security deposits          138,870            137,684
                               -----------        -----------
     Total liabilities          20,341,684         20,200,494
Partners' deficit               (2,907,875)        (2,459,686)
                               -----------        -----------
     Total                     $17,433,809        $17,740,808
                               ===========        ===========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
                              (Unaudited)

                                      Three months ended
                                           March 31,
                                   2000                1999
                                   ----                ----
Revenues:
 Rental income                   $  600,818          $  594,667
 Interest income                      1,854               1,240
                                 ----------          ----------
      Total revenues                602,672             595,907
                                 ----------          ----------
Costs and expenses:
 Rental operations                  347,950             356,346
 General and administrative          60,000              60,000
 Interest                           347,178             348,869
 Depreciation and amortization      291,017             353,666
                                 ----------          ----------
        Total costs and expenses  1,046,145           1,118,881
                                 ----------          ----------
Loss before equity in affiliate    (443,473)           (522,974)
Equity in net loss of affiliate      (4,716)             (3,893)
                                 ----------          ----------
Net loss                        ($  448,189)        ($  526,867)
                                 ==========          ==========

Net loss per limited
 partnership unit:
 Loss before equity
  in affiliate                  ($    17.25)        ($    20.34)
 Equity in net loss of
  affiliate                            (.18)               (.15)
                                 ----------          ----------
Net loss                        ($    17.43)        ($    20.49)
                                 ==========          ==========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                              (Unaudited)

                                             Three months ended
                                                  March 31,
                                             2000          1999
                                             ----          ----
Cash flows from operating activities:
 Net loss                                ($448,189)    ($526,867)
 Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
  Depreciation and amortization            291,016       353,666
  Equity in loss of affiliate                4,716         3,893
 Changes in assets and liabilities:
  Decrease in restricted cash               50,104         7,223
  (Increase) decrease in other assets      (24,102)       35,485
  Increase in accounts payable - trade      89,695        28,544
  Decrease in accounts payable - taxes      (5,520)       (5,369)
  Decrease in accounts payable - other     (15,477)       (7,921)
  Increase in interest payable             121,637        56,332
  Increase (decrease) in tenant
   security deposits                         1,186        (2,916)
                                          --------      --------
Net cash provided by (used in)
 operating activities                       65,066       (57,930)
                                          --------      --------
Cash flows from investing activities:
 Capital expenditures                       (3,243)            0
                                          --------      --------
Net cash used in investing activities       (3,243)            0
                                          --------      --------
Cash flows from financing activities:
 Proceeds from debt financing                    0        88,057
 Principal payments                        (50,332)      (36,904)
                                          --------      --------
Net cash (used in) provided by
 financing activities                      (50,332)       51,153
                                          --------      --------
Increase (decrease) in cash and cash
 equivalents                                11,491        (6,777)
Cash and cash equivalents at
 beginning of period                        40,599        28,064
                                          --------      --------
Cash and cash equivalents at end of
 period                                   $ 52,090      $ 21,287
                                          ========      ========

                   DIVERSIFIED HISTORIC INVESTORS VI
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors VI (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K of the Registrant, and notes thereto, for the year ended December 31, 1999.

The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.

NOTE 2- SUBSEQUENT EVENTS

Strehlow Terrace Apartments was foreclosed by the Department of Housing and Urban Development, the guarantor of the first mortgage, on April 30, 2002.

On June 30, 2002, the Registrant sold its investment in Saunders Apartments for $25,000. The proceeds of the sale were used to pay the accrued expenses of the Registrant.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

          (1)  Liquidity

              As of March 31, 2000, Registrant had cash of $52,090. Such funds are expected to be used to pay liabilities and general and administrative expenses of Registrant, and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

              As of March 31, 2000, Registrant had restricted cash of $315,528 consisting primarily of funds held as security deposits, replacement reserves, and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

               Strehlow Terrace Apartments was foreclosed by the Department of Housing and Urban Development, the guarantor of the first mortgage, on April 30, 2002.

              On June 30, 2002, the Registrant sold its investment in Saunders Apartments for $25,000. The proceeds of the sale were used to pay the accrued expenses of the Registrant.

              In recent years the Registrant has realized significant losses, including the foreclosure of two properties. At the present time, all remaining properties are able to pay their operating expenses and debt service; however, at two of the mortgages are cash-flow mortgages, requiring all available cash after payment of operating expenses to be paid to the first mortgage holder.
Therefore, it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses.

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


          (3)  Results of Operations

              During the first quarter of 2000, Registrant incurred a net loss of $448,189 ($17.43 per limited partnership unit) compared to a net loss of $526,867 ($20.49 per limited partnership unit) for the same period in 1999.

             Rental income increased $6,151 from $594,667 in the first quarter of 1999 to $600,818 in the same period of 2000. The increase in rental income from the first quarter of 1999 to the same period in 2000 is due to an increase in average occupancy at Canal House (86% to 94%), partially offset by a decrease in average occupancy at Mater Dolorosa and Strehlow Terrace.

              Rental operations expense decreased $8,396 from $356,346 in the first quarter of 1999 to $347,950 in the same period of 2000. The decrease in rental operations expense is due to a decrease in insurance expense, partially offset by an increase in utility expense and leasing commissions. The decrease in insurance expense is due to a nonrecurring insurance cost incurred in connection with the refinancing of Canal House during the first quarter of 1999. The increase in utility expense is due to an increase in electricity charges at Firehouse Square and an increase in water and sewer expenses at Canal House. The increase in leasing commissions is due to an increase in turnover of apartment units at Canal House.

              Depreciation and amortization expense decreased $62,650 from $353,666 in the first quarter of 1999 to $291,016 in the same period of 2000. The decrease is due to a decrease in amortization expense at Canal House due to a the write off of previous loan costs in connection with the refinancing of the property during the first quarter of 1999.

              Interest expense decreased $1,691 from $348,869 in the first quarter of 1999 to $347,178 in the same period of 2000. The decrease in interest expense is due to a decrease in loan principal balance upon which the interest expense is calculated at Canal House.

              Losses  incurred during the quarter at the  Registrant's
properties  were  approximately  $365,000  compared  to  a   loss   of
approximately $444,000 for the same period in 1999.

              In the first quarter of 2000, Registrant incurred a loss
of $16,000 at Roseland including $18,000 of depreciation and amortization expense, compared to a loss of $14,000 including $17,000 of depreciation and amortization expense during the first quarter of 1999. The increase in the loss from the first quarter of 1999 to the same period in 2000 is due to a decrease in rental income and an increase in maintenance expense. The increase in maintenance expense is due to an increase in maintenance repairs and painting expense due to an increase in turnover of apartment units.

              In the first quarter of 2000, Registrant incurred a loss of $113,000 at Firehouse Square including $64,000 of depreciation and amortization expense, compared to a loss of $108,000 including $65,000 of depreciation and amortization expense in the first quarter of 1999. The increase in loss from the first quarter of 1999 to the same period in 2000 is due to an increase in maintenance expense and utility expense. The increase in maintenance expense is due to roof repairs. The increase in utilities expense is due to an increase in electricity charges.

              In the first quarter of 2000, Registrant incurred a loss of $9,000 at Mater Dolorosa including $32,000 of depreciation and amortization expense, compared to breakeven including $32,000 of depreciation and amortization expense in the first quarter of 1999. The change from breakeven in the first quarter of 1999 to a net loss in the same period of 2000 is due to an increase in maintenance expense, and a decrease in rental income. Maintenance expense increased due to common area painting expenses. Rental income decreased due to a decrease in average occupancy.

              In the first quarter of 2000, Registrant incurred a loss of $66,000 at Strehlow Terrace including $60,000 of depreciation expense, compared to a loss of $59,000 including $59,000 of depreciation expense in the first quarter of 1999. The increase in loss from the first quarter of 1999 to the same period in 2000 is due to a decrease in rental income due to a decrease in average occupancy.

               Strehlow Terrace Apartments was foreclosed by the Department of Housing and Urban Development, the guarantor of the first mortgage, on April 30, 2002.

              In the first quarter of 2000, Registrant incurred a loss of $160,000 at Canal House including $98,000 of depreciation and amortization expense, compared to a loss of $263,000 including $162,000 of depreciation and amortization expense in the first quarter of 1999. The decrease in the loss from the first quarter of 1999 to the same period in 2000 is due to an increase in rental income and a decrease in maintenance expense, interest expense, insurance expense and amortization expense, partially offset by an increase in leasing commissions. Rental income increased due to an increase in average occupancy (86% to 94%). Maintenance expense decreased due to an increase in average occupancy. Interest expense decreased due to a decrease in the principal balance of the first mortgage upon which the interest is calculated. The decrease in amortization expense is due to the write off of previous loan costs in connection with the refinancing during 1999. The increase in leasing commissions is due to an increase in the turnover of apartment units.

              The Registrant owns a minority interest in Saunders Apartments which it accounts for on the equity method. The Registrant does not include the assets or liabilities of Saunders Apartments in its consolidated financial statements. The following information is provided for the property. In the first quarter of 2000, Registrant incurred a loss of $5,000 at Saunders Apartments compared to a loss of $4,000 in the first quarter 1999. The increase in the loss is due to an increase in operating expenses.

              On June 30, 2002, the Registrant sold its investment in Saunders Apartments for $25,000. The proceeds of the sale were used to pay the accrued expenses of the Registrant.

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk

          All of our assets and liabilities are denominated in U.S. dollars, and as a result, we do not have exposure to currency exchange risks.
          We do not engage in any interest rate, foreign currency exchange rate or commodity price-hedging transactions, and as a result, we do not have exposure to derivatives risk.

Item 4.   Controls and Procedures

           We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our managing partner's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

           Under the supervision of our managing partner's principal executive officer and principal financial officer we have carried out an evaluation of the effectiveness of our adopted disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our managing partner's president and treasurer concluded that our disclosure controls and procedures are effective.

           There have been no significant changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during our most recent fiscal quarter.

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

            31                  General     Partners    Opinion
                                Certificate

            32 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended March 31, 2000.

                              SIGNATURES

        Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       DIVERSIFIED HISTORIC INVESTORS VI

                         By: Dover Historic Advisors VI, its
                              general partner

                              By: EPK, Inc., managing partner


Date:  June 30, 2004               By: /s/ Spencer Wertheimer
       -------------                   ----------------------
                                       SPENCER WERTHEIMER
                                       President (principal executive
                                        officer, principal financial
                                        officer)

                                                            Exhibit 31

                             CERTIFICATION

  I, Spencer Wertheimer, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarterly period ended March 31, 2000, of Diversified Historic Investors VI;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) [Omission in accordance with SEC Release Nos. 33-
 8238, 34-47986 and IC-26068 (June 5, 2003)] for the registrant and have:

  (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

  (b) [Omitted in accordance with SEC Release Nos. 33-8238, 34-47986 and IC-26068 (June 5, 2003)];

  (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

  (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  (b)     Any fraud, whether or not material, that involves management
    or   other   employees  who  have  a  significant  role   in   the
    registrant's internal control over financial reporting.



Date:  June 30, 2004                        /s/ Spencer Wertheimer
       -------------                        ----------------------
                                      Name: Spencer Wertheimer
                                     Title: President (principal executive
                                             officer, principal financial
                                             officer) of the registrant's
                                             managing partner, EPK, Inc.



                                                            Exhibit 32

                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Diversified Historic Investors VI on Form 10-Q for the quarterly period ended March 31, 2000 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Spencer Wertheimer, President and Treasurer of the Company's managing partner, EPK, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

  (2) The information contained in the Report fairly presents, in all material respects, the , financial condition and results of operations of the Company.


Date:  June 30, 2004                        /s/ Spencer Wertheimer
       -------------                        ----------------------
                                      Name: Spencer Wertheimer
                                     Title: President (principal executive
                                             officer, principal financial
                                             officer) of the registrant's
                                             managing partner, EPK, Inc.