Form 10-Q
period 2000-06-30
DIVERSIFIED HISTORIC INVESTORS VI
filed 2004-06-30
CIK 828604

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 2000
                               ----------------------------------

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

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------

                                Assets

                                June 30, 2000    December 31, 1999
                                -------------    -----------------
                                 (Unaudited)
Rental properties, at cost:
 Land                           $   950,238         $   950,238
 Buildings and improvements      27,287,100          27,176,328
 Furniture and fixtures             814,820             883,522
                                -----------         -----------
                                 29,052,158          29,010,088
Less - accumulated depreciation (12,684,215)        (12,134,403)
                                -----------         -----------
                                 16,367,943          16,875,685
Cash and cash equivalents            69,611              40,599
Restricted cash                     332,990             365,632
Investment in affiliate             (39,586)            (27,778)
Other assets (net of amortization
 of $715,296 and $682,154)          447,818             486,670
                                -----------         -----------
     Total                      $17,178,776         $17,740,808
                                ===========         ===========


                   Liabilities and Partners' Equity

Liabilities:
 Debt obligations               $16,953,491         $17,077,741
 Accounts payable:
  Trade                           1,338,066           1,323,177
  Taxes                              13,277              18,797
  Related parties                   436,809             416,509
  Other                              18,018              51,107
Interest payable                  1,426,438           1,175,479
Tenant security deposits            145,163             137,684
Advances                             34,286                   0
                                -----------         -----------
     Total liabilities           20,365,548          20,200,494
Partners' deficit                (3,186,772)         (2,459,686)
                                -----------         -----------
     Total                      $17,178,776         $17,740,808
                                ===========         ===========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
                              (Unaudited)

                        Three months             Six months
                       ended June 30,          ended June 30,
                      2000        1999        2000        1999
                      ----        ----        ----        ----
Revenues:
 Rental income      $599,887    $589,850  $1,200,704  $1,184,517
 Interest income       1,360         594       3,214       1,834
                    --------    --------  ----------  ----------
  Total revenues     601,247     590,444   1,203,918   1,186,351
                    --------    --------  ----------  ----------
Costs and expenses:
 Rental operations   233,957     250,951     641,906     607,299
 General and               0      60,000           0     120,000
  administrative
 Interest            347,532     352,920     694,710     701,789
 Depreciation and
  amortization       291,563     288,826     582,580     642,492
                    --------    --------  ----------  ----------
  Total costs and
   expenses          873,052     952,697   1,919,196   2,071,580
                    --------    --------  ----------  ----------
Loss before equity
 in affiliate       (271,805)   (362,253)   (715,278)   (885,229)
Equity in net loss
 of affiliate         (7,092)     (3,576)    (11,808)     (7,469)
                    --------    --------  ----------  ----------
Net loss           ($278,897)  ($365,829)($  727,086)($  892,698)
                    ========    ========  ==========  ==========


Net loss per limited
 partnership unit:
 Loss before equity
  in affiliate     ($  10.57)  ($  14.08)($    27.81)($    34.43)
 Equity in net loss
  of affiliate          (.27)       (.14)       (.46)       (.29)
                    --------    --------  ----------  ----------
Net loss           ($  10.84)  ($  14.22)($    28.27)($    34.72)
                    ========    ========  ==========  ==========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                              (Unaudited)

                                              Six months ended
                                                  June 30,
                                              2000        1999
                                              ----        ----
Cash flows from operating activities:
  Net loss                                 ($727,086)  ($892,698)
  Adjustments to reconcile net loss to
   net cash (used in) provided by
   operating activities:
   Depreciation and amortization             582,580     642,492
   Equity in loss of affiliate                11,808       7,469
  Changes in assets and liabilities:
   Decrease (increase) in restricted cash     32,641        (821)
   Decrease in other assets                    5,709      25,356
   Increase (decrease) in accounts
    payable - taxes                           14,890      (5,369)
  (Decrease) increase in accounts
   payable - trade                            (5,520)     98,209
  Increase in accounts payable -
   related parties                            20,300           0
 Decrease in accounts payable - other        (32,714)    (16,254)
 Increase in interest payable                250,959     128,181
 Increase in tenant security deposits          7,479       7,583
                                            --------    --------
Net cash provided by (used in)
 operating activities                        161,046      (5,852)
                                            --------    --------
Cash flows from investing activities:
 Capital expenditures                        (42,070)     (2,921)
                                            --------    --------
Net cash used in investing activities        (42,070)     (2,921)
                                            --------    --------
Cash flows from financing activities:
 Principal payments                          (89,964)       (858)
                                            --------    --------
Net cash used in financing activities        (89,964)       (858)
                                            --------    --------
Increase (decrease) in cash and cash
 equivalents                                  29,012      (9,631)
Cash and cash equivalents at
  beginning of period                         40,599      28,064
                                            --------    --------
Cash and cash equivalents at end of period  $ 69,611    $ 18,433
                                            ========    ========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors VI (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K and notes thereto, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

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


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

          (1)  Liquidity

             As of June 30, 2000, Registrant had cash of $69,611. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

              As of June 30, 2000, Registrant had restricted cash of $332,990 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

               Strehlow Terrace Apartments was foreclosed by the Department of Housing and Urban Development, the guarantor of the first mortgage, on April 30, 2002.

              On June 30, 2002, the Registrant sold its investment in Saunders Apartments for $25,000. The proceeds of the sale were used to pay the accrued expenses of the Registrant.

              In recent years the Registrant has realized significant losses, including the foreclosure of two properties and a substantial reduction of interest in a third property. At the present time, all remaining properties are able to pay their operating expenses and debt service including two of the properties where the mortgages are cash-flow mortgages, requiring all available cash after payment of operating expenses to be paid to the first mortgage holder. None of the properties are currently producing a material amount of revenues in excess of operating expenses and debt service. Therefore, it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses.

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

          (3)  Results of Operations

              During the second quarter of 2000, Registrant incurred a net loss of $278,897 ($10.84 per limited partnership unit) compared to a net loss of $365,829 ($14.22 per limited partnership unit) for the same period in 1999. For the first six months of 2000, the Registrant incurred a net loss of $727,086 ($28.27 per limited partnership unit) compared to a net loss of $892,698 ($34.72 per limited partnership unit) for the same period in 1999.

              Rental income increased $10,037 from $589,850 in the second quarter of 1999 to $599,887 in the same period in 2000 and increased $16,187 from $1,184,517 in the first six months of 1999 to $1,200,704 in the same period in 2000. The increase in rental income for the second quarter and first six months of 1999 to the same period in 2000 is due to an increase in rental income at Canal House, partially offset by a decrease at Strehlow Terrace and Firehouse Square.

             Rental operations expense increased $43,005 from $250,951 in the second quarter of 1999 to $293,956 in the same period in 2000 and increased $34,607 from $607,299 in the first six months of 1999 to $641,906 in the same period in 2000. The increase in rental operations expense from the second quarter and the first six months of 1999 to the same period in 2000 is due to an increase in maintenance expense and wages and salaries expense at Strehlow Terrace, an increase in real estate taxes and insurance expense at Roseland, and an increase in wages and salaries expense at Mater Dolorosa, partially offset by a decrease in real estate taxes at Firehouse Square and a decrease in maintenance expense at Canal House. The increase in maintenance expense at Strehlow Terrace is due to an increase in glass replacement and HVAC repairs and the increase in wages and salaries expense due to an increase in maintenance labor. The increase in wages and salaries expense at Mater Dolorosa is due to an increase in office salaries. The decrease in real estate taxes at Firehouse Square is due to a change of quarter in which the taxes were paid. The decrease in maintenance expense at Canal House is due to a decrease in maintenance service.

              Interest expense decreased $5,388 from $352,920 in the second quarter of 1999 to $347,532 in the same period in 2000 and decreased $7,079 from $701,789 in the first six months of 1999 to $694,710 for the same period in 2000. The decrease from the second quarter and the first six months of 1999 to the same period in 2000 is due to a decrease in principal balance upon which the interest is calculated at Mater Dolorosa.

              Losses incurred during the quarter at the Registrant's properties were approximately $313,000, compared to a loss of approximately $287,000 for the same period in 1999. For the first six months of 2000 the Registrant's properties incurred a loss of $677,000, compared to a loss of approximately $733,000 for the same period in 1999.

             In the second quarter of 2000, Registrant incurred a loss of $88,000 at Strehlow Terrace, including $60,000 of depreciation expense, compared to a loss of $47,000, including of $59,000 depreciation expense in the second quarter of 1999 and, for the first six months of 2000, the Registrant incurred a loss of $154,000 including $120,000 of depreciation expense, compared to a loss of $106,000, including $118,000 of depreciation and amortization expense, for the same period in 1999. The increase in the loss from the second quarter and the first six months of 1999 to the same period in 2000 is due to a decrease in rental income and an increase in maintenance expense and wages and salaries expense. The decrease in rental income is due to a decrease in average occupancy. The increase in maintenance expense is due to an increase in glass replacement expense and HVAC repairs. The increase in wages and salaries expense is due to an increase in maintenance labor.

               Strehlow Terrace Apartments was foreclosed by the Department of Housing and Urban Development, the guarantor of the first mortgage, on April 30, 2002.

              In the second quarter of 2000, Registrant recognized income of $8,000 at Mater Dolorosa, including $32,000 of depreciation and amortization expense, compared to income of $10,000 including $32,000 of depreciation and amortization expense, in the second quarter of 1999, and for the first six months of 2000, the Registrant incurred a loss of $1,000 at Mater Dolorosa, including $63,000 of depreciation and amortization expense, compared to income of $11,000, including $63,000 of depreciation and amortization expense, for the same period in 1999. The decrease in income from the second quarter of 1999 to the same period in 2000 and the increase in net loss for the first six months of 1999 to the same period in 2000 is due to an increase in wages and salaries expense, partially offset by a decrease in interest expense. The increase in wages and salaries expense is due to an increase in office salaries. The decrease in interest expense is due to a decrease in principal balance upon which the interest is calculated.

             In the second quarter of 2000, Registrant incurred a loss
of $120,000 at Firehouse House, including $64,000 of depreciation and amortization expense, compared to a loss of $131,000 including $65,000 of depreciation and amortization expense in the second quarter of 1999. For the first six months of 2000, the Registrant incurred a loss of $233,000 at Firehouse Square including $128,000 of depreciation and amortization expense, compared to a loss of $239,000, including $129,000 of depreciation and amortization expense, for the same period in 1999. The decrease in loss from the second quarter and the first six months of 1999 to the same period in 2000 is due to a decrease in real estate taxes, partially offset by a decrease in rental income. The decrease in real estate taxes is due to a change of quarter in which the taxes were being paid. The decrease in rental income is due to a decrease in commercial expense reimbursement.

             In the second quarter of 2000, Registrant incurred a loss of $31,000 at Roseland, including $18,000 of depreciation and amortization expense, compared to a loss of $24,000, including $17,000 of depreciation and amortization expense, in the second quarter of 1999 and for the first six months of 2000, the Registrant incurred a loss of $47,000, including $36,000 of depreciation and amortization expense, compared to a loss of $38,000, including $34,000 of depreciation and amortization expense, for the same period in 1999. The increase in loss from the second quarter and the first six months of 1999 to the same period in 2000 is due to an increase in real estate taxes and insurance expense.

             In the second quarter of 2000, Registrant incurred a loss of $82,000 at Canal House, including $98,000 of depreciation and amortization expense, compared to a loss of $91,000, including $97,000 of depreciation and amortization expense, in the second quarter of 1999 and, for the first six months of 2000, the Registrant incurred a loss of $242,000 including $197,000 of depreciation and amortization expense, compared to a loss $354,000 , including $259,000 of depreciation and amortization expense, for the same period in 1999. The decrease in the loss from the second quarter and the first six months of 1999 to the same period in 2000 is due to an increase in rental income, combined with a decrease in management fees and interest expense. The increase in rental income is due to an increase in average occupancy (89% to 96%). The decrease in maintenance expense is due to a decrease in maintenance service.

             In the second quarter of 2000, Registrant incurred a loss of $7,000 at Saunders Apartments compared to a loss of $4,000 in the second quarter of 1999 and, for the first six months of 2000 the Registrant incurred a loss of $12,000 compared to a loss $7,000 for the same period in 1999. The Registrant owns a minority interest in Saunders Apartments which it accounts for on the equity method. The Registrant does not include the assets or liabilities of Saunders Apartments in its consolidated financial statements. The following operating information is provided for the property. The increase in loss is due to an increase in maintenance expense due to an increase in landscaping expense combined with an increase in appliance and flooring repairs.

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

Item 4.   Submission of Matters to a Vote of Security Holders

           No matter was submitted during the quarter covered by this report to a vote of security holders.


Item 6.   Exhibits and Reports on Form 8-K

       (a) Exhibit  Number      Document
           ---------------      --------
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

            31                  General     Partners    Opinion
                                Certification

            32 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 o the Sarbanes-Oxley Act of 2002


        (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended June 30, 2000.

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

                         By: Dover Historic Advisors VI, its
                              general partner

                              By: EPK, Inc., managing partner


Date:  June 30, 2004               By: /s/ Spencer Wertheimer
       -------------                   ----------------------
                                       SPENCER WERTHEIMER
                                       President (principal executive
                                        officer, principal financial
                                        officer)

                                                            Exhibit 31

                             CERTIFICATION

  I, Spencer Wertheimer, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarterly period ended June 30, 2000, of Diversified Historic Investors VI;

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

                                                            Exhibit 32

                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Diversified Historic Investors VI on Form 10-Q for the quarterly period ended June 30, 2000 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Spencer Wertheimer, President and Treasurer of the Company's managing partner, EPK, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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