Form 10-Q
period 2000-09-30
DIVERSIFIED HISTORIC INVESTORS VI
filed 2004-06-30
CIK 828604

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 2000
                               ----------------------------------

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

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------

                                Assets

                                September 30, 2000    December 31, 1999
                                ------------------    -----------------
                                   (Unaudited)
Rental properties, at cost:
 Land                               $   950,238          $   950,238
 Buildings and improvements          27,244,073           27,176,328
 Furniture and fixtures                 821,586              883,522
                                    -----------          -----------
                                     29,015,897           29,010,088
Less - accumulated depreciation     (12,959,578)         (12,134,403)
                                    -----------          -----------
                                     16,056,319           16,875,685
Cash and cash equivalents                53,330               40,599
Restricted cash                         361,240              365,632
Investment in affiliate                 (39,586)             (27,778)
Other assets (net of amortization
 of $731,459 and $682,154)              465,615              486,670
                                    -----------          -----------
     Total                          $16,896,918          $17,740,808
                                    ===========          ===========

                   Liabilities and Partners' Equity

Liabilities:
 Debt obligations                   $16,903,101          $17,077,741
 Accounts payable:
  Trade                               1,352,555            1,323,177
  Taxes                                  13,277               18,797
  Related parties                       403,195              416,509
  Other                                  17,346               51,107
Interest payable                      1,573,820            1,175,479
Tenant security deposits                141,139              137,684
Advances                                 34,287                    0
                                    -----------          -----------
     Total liabilities               20,438,720           20,200,494
Partners' deficit                    (3,541,802)          (2,459,686)
                                    -----------          -----------
     Total                          $16,896,918          $17,740,808
                                    ===========          ===========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                            Three months               Nine months
                         ended September 30,       ended September 30,
                           2000       1999          2000         1999
                           ----       ----          ----         ----
Revenues:
 Rental income          $614,405    $596,941    $1,815,109   $1,781,458
 Other income              3,146           0         6,360            0
 Interest income           1,110         938         1,110        2,772
                        --------    --------    ----------   ----------
  Total revenues         618,661     597,879     1,822,579    1,784,230
                        --------    --------    ----------   ----------
Costs and expenses:
 Rental operations       331,870     259,433       973,776      866,730
 General and                   0      60,000             0      180,000
  administrative
 Interest                349,920     348,682     1,044,630    1,050,471
 Depreciation and
  amortization           291,901     299,955       874,481      942,448
                        --------    --------    ----------   ----------
  Total costs and
   expenses              973,691     968,070     2,892,887    3,039,649
                        --------    --------    ----------   ----------
Loss before equity
 in affiliate                  0    (370,191)   (1,070,308)  (1,255,419)
Equity in net loss of
 affiliate                     0      (6,639)      (11,808)     (14,108)
                        --------    --------    ----------   ----------
Net loss               ($355,030)  ($376,830)  ($1,082,116) ($1,269,527)
                        ========    ========    ==========   ==========

Net loss per limited
partnership unit:
Loss before equity in
 affiliate             ($  13.80) ($   14.39)  ($    41.62) ($    48.81)
Equity in net loss of
 affiliate                     0        (.26)         (.46)        (.55)
                        --------    --------    ----------   ----------
Net loss               ($  13.80) ($   14.65)  ($    42.08) ($    49.36)
                        ========    ========    ==========   ==========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                            Nine months ended
                                              September 30,
                                            2000         1999
                                            ----         ----
Cash flows from operating activities:
 Net loss                               ($1,082,116) ($1,269,527)
 Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
  Depreciation and amortization             874,481      942,447
  Equity in loss of affiliate                11,808       14,108
 Changes in assets and liabilities:
  Decrease (increase) in restricted cash      4,391      (40,202)
  (Increase) decrease in other assets       (28,250)      23,021
  Decrease in accounts payable taxes         (5,520)     (19,124)
  Increase in accounts payable - trade       29,378      137,739
  (Decrease) increase in accounts
   payable - related parties                (13,314)      22,869

  Decrease in accounts payable - other      (33,761)      (9,927)
  Increase in interest payable              398,341      208,775
  Increase in tenant security deposits        3,456        8,180
  Increase in advances                       34,287            0
                                         ----------   ----------
Net cash provided by operating activites    193,181       18,359
                                         ----------   ----------
Cash flows from investing activities:
 Capital expenditures                        (5,809)          85
                                         ----------   ----------
Net cash (used in) provided by
 investing activities                        (5,809)          85
                                         ----------   ----------
Cash flows from financing activities:
 Proceeds from debt financing                     0       17,049
 Principal payments                        (174,641)     (37,432)
                                         ----------   ----------
Net cash used in financing activities      (174,641)     (20,383)
                                         ----------   ----------
Increase (decrease) in cash and cash
 equivalents                                 12,731       (1,939)
Cash and cash equivalents at
 beginning of period                         40,599       28,064
                                         ----------   ----------
Cash and cash equivalents at
 end of period                           $   53,330   $   26,125
                                         ==========   ==========

The accompanying notes are an integral part of these financial statements.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

          (1)  Liquidity

             As of September 30, 2000, Registrant had cash of $53,330. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

              As of September 30, 2000, Registrant had restricted cash of $361,240 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (3)  Results of Operations

              During the third quarter of 2000, Registrant incurred  a
net loss of $355,030 ($13.80 per limited partnership unit) compared to a net loss of $376,830 ($14.65 per limited partnership unit) for the same period in 1999. For the first nine months of 2000, the Registrant incurred a net loss of $1,082,116 ($42.08 per limited partnership unit) compared to a net loss of $1,269,527 ($49.36 per limited partnership unit) for the same period in 1999.

              Rental  income  increased $17,464 from $596,941  in  the
third quarter of 1999 to $614,405 in the same period of 2000 and for the first nine months increased $33,651 from $1,781,458 in the first nine months of 1999 to $1,815,109 in the same period of 2000. The increase in rental income from the third quarter and the first nine months of 1999 to the same period in 2000 is due to an increase in rental income at Canal House and Roseland, partially offset by a decrease in rental income at Strehlow Terrace. Rental income increased at Canal House due to an increase in average occupancy (91% to 96%).

             Rental operations expense increased $72,437 from $259,433 in the third quarter of 1999 to $331,870 in the same period in 2000 and for the first nine months increased $107,046 from $866,730 in 1999 to $973,776 in the same period in 2000. The increase in rental operations expense from the third quarter and the first nine months of 1999 to the same period in 2000 is due to an increase in maintenance expense at Firehouse Square and Canal House, an increase in real estate taxes at Strehlow Terrace and an increase in wages and salaries at Strehlow Terrace and Mater Dolorosa. The increase in maintenance expense at Firehouse Square is due to an increase in maintenance service, plumbing and electrical expenses. The increase in maintenance expense at Canal House is due to an increase in contract cleaning, painting expense, maintenance service and contract security. The increase in real estate taxes at Strehlow Terrace is due to change of quarter in which the taxes were paid. The increase in wages and salaries expense at Strehlow is due to an increase in maintenance salaries and resident managers salaries. The increase in wages and salaries at Mater Dolorosa is due to an increase in office salaries and manager salaries.

              Interest expense increased $51,238 from $348,682 in  the
third quarter of 1999 to $399,920 in the same period in 2000 and decreased $5,841 from $1,050,471 in the first nine months of 1999 to $1,044,630 for the same period in 2000. The increase from the third quarter of 1999 to the same period in 2000 is due to an increase in interest expense at Firehouse Square due to an increase in the principal balance upon which the interest is calculated. The decrease from the first nine months of 1999 to the same period of 2000 is due to a decrease at Canal House, Mater Dolorosa and Roseland due to a decrease in the principal balance upon which the interest is calculated.

              Losses incurred during the quarter at the Registrant's properties were approximately $336,000, compared to a loss of approximately $291,000 for the same period in 1999. For the first nine months of 2000 the Registrant's properties incurred a loss of $1,013,000 compared to approximately $1,017,000 for the same period in 1999.

              In the third quarter of 2000, Registrant incurred a loss
of $167,000 at Firehouse Square, including $64,000 of depreciation and amortization expense, compared to a loss of $114,000, including $65,000 of depreciation and amortization expense, in the third quarter of 1999 and for the first nine months of 2000 incurred a loss of $400,000, including $193,000 of depreciation and amortization expense, compared to a loss of $352,000, including $194,000 of depreciation and amortization expense, for the same period in 1999. The increase in loss from the third quarter and the first nine months of 1999 to the same period in 2000 is due to an increase in maintenance expense, utilities expense and interest expense. The increase in maintenance expense is due to an increase in maintenance service, and an increase in plumbing and electrical expenses. The increase in utilities expense is due to an increase in electric charges. The increase in interest expense is due to an increase in the principal balance upon which the interest is calculated.

              In the third quarter of 2000, Registrant incurred a loss of $66,000 at Canal House, including $98,000 of depreciation and amortization expense, compared to a loss of $68,000, including $108,000 of depreciation and amortization expense, in the third quarter of 1999 and for the first nine months of 2000, the Registrant incurred a loss of $308,000, including $295,000 of depreciation and amortization expense, compared to a loss of $422,000, including $367,000 of depreciation and amortization expense, for the same period in 1999. The decrease in the loss from the third quarter and the first nine months of 1999 to the same period in 2000 is due to an increase in rental income and a decrease in maintenance expense. The increase in rental income is due to an increase in average occupancy (91% to 96%). The decrease in maintenance expense is due to a decrease in maintenance service and contract security service.

              In the third quarter of 2000, the Registrant incurred a loss of $85,000 at Strehlow Terrace, including $60,000 of depreciation expense, compared to a loss of $78,000, including $59,000 of depreciation expense in the third quarter of 1999 and for the first nine months of 2000, the Registrant incurred a loss of $239,000 at Strehlow Terrace, including $180,000 of depreciation expense, compared to a loss of $184,000, including $177,000 of depreciation and amortization expense, for the same period in 1999. The increase in loss from the third quarter and the first nine months of 1999 to the same period in 2000 is due to a decrease in rental income, an increase in real estate taxes and an increase in wages and salaries. The increase in real estate tax is due to a change of quarter in which the taxes were paid. The increase in wages and salaries is due to an increase in maintenance salaries and resident manager salaries.

               Strehlow Terrace Apartments was foreclosed by the Department of Housing and Urban Development, the guarantor of the first mortgage, on April 30, 2002.

              In the third quarter of 2000, Registrant recognized income of $4,000 at Mater Dolorosa, including $32,000 of depreciation and amortization expense, compared to a income of $3,000, including $35,000 of depreciation and amortization expense, in the third quarter of 1999 and for the first nine months of 2000, the Registrant recognized income of $3,000, including $96,000 of depreciation and amortization expense, compared to income of $13,000, including $95,000 of depreciation and amortization expense, for the same period in 1999. The increase in income from the third quarter of 1999 to the same period in 2000 is due to a decrease in miscellaneous operating expense due to a decrease in postage, copy machine and computer expenses. The decrease in income from the first nine months of 1999 to the same period in 2000 is due to an increase in wages and salaries expense, partially offset by a decrease in interest expense. The increase in wages and salaries expense is due to an increase in office salaries and manager salaries. Interest expense decreased due to a decrease in the principal balance upon which the interest is calculated.

              In the third quarter of 2000, Registrant incurred a loss
of $22,000 at Roseland including $18,000 of depreciation and amortization expense, compared to a loss of $34,000, including $17,000 of depreciation and amortization expense, in the third quarter of 1999 and for the first nine months of 2000, the Registrant incurred a loss of $69,000, including $53,000 of depreciation and amortization expense, compared to a loss of $72,000, including $51,000 of depreciation expense, for the same period in 1999. The decrease in loss from the third quarter and the first nine months of 1999 to the same period in 2000 is due to a decrease in wages and salary expense, a utilities expense, interest expense, and an increase in rental income. The decrease in wages and salaries is due to a decrease in maintenance salaries. The decrease in utilities expense is due to a decrease in electric charges. The decrease in interest expense is due to a decrease in principal balance upon which the interest is calculated.

              The Registrant owns a minority interest in Saunders Apartments which it accounts for on the equity method. The Registrant does not include the assets or liabilities of Saunders Apartments in its consolidated financial statements. The following operating information is provided for the property. In the third quarter of 2000, Registrant incurred a loss of $ 4,000 at Sauders Apartments, compared to a loss of $7,000 in the third quarter of 1999 and for the first nine months of 2000, Registrant incurred a loss of $12,000 at Saunders Apartments, compared to a loss of $14,000 for the same period of 1999. The decrease in the loss from the third quarter and first nine months of 1999 to the same period in 2000 is due to an increase in rental income.

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

            31                  General     Partners    Opinion
                                Certification

            32 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 o the Sarbanes-Oxley Act of 2002


        (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended September 30, 2000.

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


                         By: Dover Historic Advisors VI, its
                              general partner

                              By: EPK, Inc., managing partner


Date:  June 30, 2004               By: /s/ Spencer Wertheimer
       -------------                   ----------------------
                                       SPENCER WERTHEIMER
                                       President (principal executive
                                        officer, principal financial
                                        officer)

                                                            Exhibit 31

                             CERTIFICATION

  I, Spencer Wertheimer, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarterly period ended September 30, 2000, of Diversified Historic Investors VI;

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

                                                            Exhibit 32

                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Diversified Historic Investors VI on Form 10-Q for the quarterly period ended September 30, 2000 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Spencer Wertheimer, President and Treasurer of the Company's managing partner, EPK, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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