Form 10-K
period 2000-12-31
DIVERSIFIED HISTORIC INVESTORS VI
filed 2004-07-19
CIK 828604

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-K

(Mark One)
[X]  ANNUAL  REPORT  PURSUANT  TO SECTION  13  OR  15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended        December 31, 2000
                          ---------------------------------------

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number                  33-19811
                       ------------------------------------------

                DIVERSIFIED HISTORIC INVESTORS VI
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

      Pennsylvania                                     23-2492210
-------------------------------                        ----------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)

       1521  LOCUST  STREET,   PHILADELPHIA, PA  19102
-----------------------------------------------------------------
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code (215)557-9800
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act: NONE
                                                            ----

Securities registered pursuant to Section 12(g) of the Act: 25,461 Units
                                                            --------------
             UNITS OF LIMITED PARTNERSHIP INTEREST
-----------------------------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate  market  value of Units held by non-affiliates  of  the
Registrant: Not Applicable*
            ---------------

* Securities not quoted in any trading market to Registrant's knowledge.

                                PART I

Item 1.      Business

          a. General Development of Business

              Diversified Historic Investors VI ("Registrant") is a limited partnership formed in 1988 under Pennsylvania law. As of December 31, 2000, Registrant had outstanding 25,461 units of limited partnership interest (the "Units").

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

              On June 30, 2002, the Registrant sold its investment in Saunders Apartments for $25,000. The proceeds of the sale were used to pay accrued expenses of the Registrant.

              As of December 31, 2000, Registrant owned interests in six properties, located in Nebraska (three), Virginia (one), Pennsylvania (one), and Louisiana (one). In total, the properties contain 100 apartment units, 149 condominium units used as rental units, and 44,115 square feet ("sf") of commercial/retail space. As of December 31, 2000, 213 of the apartment and condominium units were under lease (86%) at monthly rental rates ranging from $246 to $1,550. In addition, 44,115 sf of commercial/retail space was under lease (100%) at annual rates ranging from $7.12 to $24.14 per sf. Rental of the apartments and commercial space is not expected to be seasonal. For a further discussion of the properties, see Item 2. Properties.

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

            d. Financial Information About Foreign and Domestic Operations and Export Sales

             See Item 8. Financial Statements and Supplementary Data.

Item 2.      Properties

           As of December 31, 2000, Registrant owned interests in five partnerships that each owns one property and a minority interest in an additional partnership that owns one property. A summary description of each property is given below.

           a. Firehouse Square - consists of 31,431 sf of commercial space at 902-910 King Street in Alexandria, Virginia. In December 1988, Registrant was admitted, with a 90% general partner interest, to Firehouse Square General Partnership ("FSGP"), a Virginia general partnership, for a cash capital contribution of $1,750,000. FSGP acquired and rehabilitated the property for $5,660,000 ($151.51 per
sf), funded by the equity contribution and a mortgage note payable of $4,207,000. On June 1, 1993, the first mortgage was modified. The terms of the modification included the addition of all accrued and unpaid interest ($218,728) to the principal balance and revision of the payment terms. The lender also advanced $40,711 for real estate taxes and $33,627 for tenant improvements. Monthly payments of interest to the new note holder were to be made in an amount equal to net operating income. The note accrued interest at prime plus 1/2%. On November 16, 1994, the new first mortgage holder foreclosed upon its mortgage. By "credit bidding" its mortgage, the mortgage holder became the successful bidder at sale. The first mortgage holder sold its successful bid to a partnership known as 901 King Street
Associates ("KSA"). KSA is a general partnership owned 90% by the Registrant. The selling price of the mortgage was the amount that the mortgage had been immediately prior to foreclosure. The obligation has terms materially the same as the original mortgage loan and is secured by a new mortgage on the property. Therefore, after the sale, the Registrant's interest in the property was unchanged. The principal balance of the mortgage at December 31, 1997 was $4,304,188. The note accrued interest at prime plus 1/2% and the entire principal balance was due October 1998. In June 1995, the Registrant refinanced $900,000 of the first mortgage. This loan bore interest at 9.75%, was payable in monthly installments of principal and interest of $8,021 and was due in June 2005. In November 1998, both mortgages were refinanced. The first mortgage was refinanced with a $1,937,000 mortgage (principal balance of $1,880,725 at December 31, 2000) which bears interest at 7.08%, is payable in monthly installments of principal and interest of $13,789 and is due in November 2008. The second mortgage was refinanced with a $4,330,107 mortgage (principal balance of $4,367,913 at December 31, 2000, including accrued but unpaid interest) which bears interest at 7%, is due in December 2008 with monthly payments of interest to be made in an amount equal to net operating income. Proceeds from the refinancing of the first mortgage were used to reduce the second mortgage principal.

              The property is managed by BCMI. As of December 31, 2000, all 31,431 sf of space were under lease (100%) at annual rates ranging from $7.34 to $21.53 per sf. The occupancy for the previous four years was 100% for 1999,100% for 1998, 94% for 1997, and 82% for
1996. The average annual rent was $7.12 to $20.89 for 1999,1998, and 1997, and $7.00 to $20.55 for 1996. There are three tenants who each occupy ten percent or more of the rentable square footage. They operate principally as a law firm, an architectural firm and a computer company. All leases are operating leases and the minimum future rentals on the non-cancelable leases as of December 31, 2000 are $939,371.

              The following is a table showing commercial lease expirations at Firehouse Square for the next five years.



                                         Total annual
            Number of   Total sf of     rental covered       % of gross
             leases      expiring        by expiring       annual rental
Year        expiring      leases           leases          from property

 2001          1              2,574       $ 44,716              9%
 2002          4             11,023       $211,233             42%
 2003          5             14,063       $235,640             47%
 2004          0                  0              0              0%
 2005          0                  0              0              0%

             For tax purposes, this property has a basis of $3,680,448 and is depreciated using the straight-line method with a useful life of 39 years. The annual real estate taxes are $37,296. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

          b. Roseland - consists of 17 low-income apartments and 3,000 sf of retail space at 4932 South 24th Street in South Omaha, Nebraska. In July 1988, Registrant was admitted with a 98% general partner interest and a 1% limited partner interest to Roseland Redevelopment Partners ("RRP"), a Nebraska limited partnership, for a cash capital contribution of $700,000. RRP acquired and rehabilitated the property for $1,680,000 ($70.29 per sf), funded by the equity contribution and three notes payable. The first note payable of $500,000 is non-interest bearing with principal due upon sale of the property; the second note payable of $63,313 bears interest at 9.16%, with interest adjusting every three years based on the three-year Treasury Bill rate plus 250 basis points, is payable in semi-annual installments of principal and interest of $4,856 and is due in November 2001 (principal balance at December 31, 2000 of $8,784). The third note payable of $370,000 (principal balance of $331,957 at December 31, 2000) bears interest at 8%, is payable in monthly installments of principal and interest of $3,083 and is due in August 2006.

              The property is managed by an independent property management firm. On December 31, 2000, 10 of the units were leased (59%) at monthly rents of $300 to $475 and 3,000 sf of commercial space (100%) was leased at annual rents ranging from $3.00 to $8.00 per sf. All residential leases are renewable, one-year leases. The occupancy for the residential units for the previous four years was 80% for 1999, 82% for 1998, 92% for 1997, and 88% for 1996. The
monthly rental range has been approximately the same since 1995. The commercial space has been 100% occupied since 1995. The range for annual rents has been $3.13 to $5.00 per sf for 1999 and 1998, and $3.13 to $5.50 per sf for 1997. There is one tenant who occupies ten percent or more of the rentable square footage. It principally functions as a tax counseling provider. All commercial leases are operating leases and the minimum future rentals on the noncancelable leases as of December 31, 2000 are $8,400. There are no contingent liabilities included in income for the years ended December 31, 2000, 1999 and 1998.

              The following is a table showing commercial lease expirations at Roseland for the next five years:

                                         Total annual
            Number of   Total sf of     rental covered
             leases      expiring        by expiring        % of gross
Year        expiring      leases           leases          annual rental

 2001          0              0              0                0%
 2002          1            600         $4,800                7%
 2003          0              0              0                0%
 2004          0              0              0                0%
 2005          0              0              0                0%

             For tax purposes, this property has a basis of $1,381,122 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $1,166. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

           c. Mater Dolorosa Apartments - consists of 68 low income apartments located at 1265 South Carrollton Avenue in New Orleans, Louisiana. In July 1988, Registrant was admitted with a 90% general partnership interest to Mater Dolorosa General Partnership ("MDGP") a Pennsylvania general partnership, for a cash contribution of $1,519,000. MDGP acquired and rehabilitated the property for $3,149,000 ($59.39 per sf), funded by the equity contribution and a note payable of $1,790,000. The note payable bears interest at 8.5%, is payable in monthly installments of principal and interest of $17,627, and is due in April 2005 (principal balance at December 31, 2000 of $764,501).

              The  property  is managed by a property management  firm
which is an affiliate of the Registrant's co-general partner of MDGP. At December 31, 2000, 68 of the units were rented (100%) at monthly rents of $519 to $621. All leases are renewable, one-year leases. The occupancy for the previous four years was 97% for 1999, 97% for 1998, 97% for 1997, and 99% for 1996. The monthly rental range was $486 to $610 in 1999 and had been approximately the same since 1995. For tax purposes, this property has a basis of $2,803,265 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $5,520. There is no one tenant who occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

           d. Strehlow Terrace Apartments - consists of 70 low income apartment units located at 2024 North 16th Street, Omaha, Nebraska. In January 1989, Registrant was admitted with a 98% general partner interest to Strehlow Terrace Apartments Limited Partnership ("STALP"), a Nebraska limited partnership, for a cash capital contribution of $2,250,000. STALP acquired and rehabilitated the property for $5,817,000 ($52.02 per sf) funded by the equity contribution and three mortgage loans. The first loan, financed through the Governmental National Mortgage Association ("GNMA") is for $1,789,000 (principal balance at December 31, 2000 of $1,775,053), bears interest at 10-1/4%, is payable in monthly installments of principal and interest of $15,540, and is due in 2030. In August 1993, six units were damaged by a fire at Strehlow Terrace. Due to the financial difficulties caused by the fire, STALP fell behind on its monthly debt service by several months. Although the property was able to reduce the arrearage by 50% and commenced regular, monthly payments by May 1994, the loan was declared in default and was assigned by GNMA to the Federal Housing Administration/Housing and Urban Development ("FHA/HUD") on June 24, 1994. As of December 31, 2000, workout opportunities with HUD continued to be suspended. The other two loans were made by the City of Omaha. One, in the amount of $1,700,000, bears interest at 1%, and the other, in the amount of $75,000, is non-interest bearing. The principal and applicable interest on both City of Omaha loans is due upon the sale of the property or in the year 2030, whichever is earlier.

              The  property  is  managed by  an  independent  property
management firm. On December 31, 2000, 62 of the apartments were leased (89%) at monthly rents ranging from $200 to $638. All leases are renewable, one-year leases. The occupancy for the previous four years was 98% for 1999, 97% for 1998, 97% for 1997 and 96% for 1996.
The monthly rental range has been approximately the same since 1995. For tax purposes, this property has a basis of $4,833,151 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $13,779. No one tenant occupies ten percent of more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

             Strehlow Terrace Apartments was foreclosed by the Department of Housing and Urban Development, the guarantor of the first mortgage, on April 30, 2002.

           e. Canal House - consists of 71 residential condominium units and 8,341sf of commercial condominium space located at 4250-4312 Main Street, Manayunk, Pennsylvania. In February 1989, Registrant was admitted to Canal House Historic Associates ("CHHA"), a Pennsylvania limited partnership, with a 99% general partner interest for a cash contribution of $6,000,000. During 1990, Registrant made an additional cash contribution of $200,000. The 1% limited partnership interest is also controlled by Registrant; it is held by a Pennsylvania corporation whose stock is owned by Registrant. CHHA acquired and rehabilitated the property for $9,700,000 ($94.41 per sf) which was funded by the equity contribution and a loan of $4,000,000 with interest at 7.75% and monthly principal and interest payments (based on a 30-year amortization schedule). In October 1995, the Registrant ceased making debt service payments. The loan was sold in December 1995. The Registrant entered into an agreement with the new holder of the note (principal balance of $1,520,117 at December 31,
2000) whereby the maturity of the loan was extended to December 2000 and monthly payments of interest are to be made to the new note holder in an amount equal to net operating income. In April 1996, the Registrant refinanced $3,216,000 of the first mortgage. This new loan was a first mortgage which bore interest at 8.75%, payable in monthly installments of principal and interest of $25,300 and was due in April 2003. In September 1998, the second mortgage lender advanced the property $3,907,200 to repay the first mortgage with the intention of refinancing the first mortgage at a lower interest rate. This refinancing was completed in January 1999 with a $4,000,000 mortgage loan which bears interest at 7.22%, is payable in monthly payments of principal and interest of $27,206 and is due in January 2009.

             The property is managed by BCMI. At December 31, 2000, 68
of the residential units were under lease (96%) at monthly rents of $715 to $1,640, and all of the commercial space was under lease (100%) at annual rents ranging from $22.47 to $23.22 per sf. All residential leases are renewable, one-year leases. The occupancy for the residential units for the previous four years was 93% for 1999, 92% for 1998, 94% for 1997, and 93% for 1996. The monthly rental range has been approximately the same since 1995. The occupancy for the commercial space was 100% for 1999, 100% for 1998, 90% for 1997 and 88% for 1996. The range for annual rents was $7.12 to $20.89 for 1999, $19.00 to $24.14 for 1998, $19.00 to $23.11 per sf for 1997 and
$19.00 to $22.61 per sf for 1996. There are no tenants who occupy ten percent or more of the rentable square footage. All leases are operating leases and the minimum future rentals on the noncancelable leases as of December 31, 2000 are $348,272.

              The following is a table showing commercial lease expirations at Canal House for the next five years.

                                         Total annual
            Number of   Total sf of     rental covered
             leases      expiring        by expiring        % of gross
Year        expiring      leases           leases          annual rental

2001           2          5,065          $206,490             21%
2002           1            850          $ 19,740              2%
2003           0              0                 0              0
2004           0              0                 0              0
2005           1          2,426          $ 55,313              6%


             For tax purposes, this property has a basis of $8,054,494 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $86,984. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

           f. Saunders Apartments - consists of 23 low-income apartments at 415 North 41st Avenue in Omaha, Nebraska. Registrant acquired a 99% joint venture interest in Saunders Apartments Joint Venture ("SAJV"), a Nebraska Joint Venture, for a cash capital contribution of $875,000. SAJV acquired and rehabilitated the property for $1,815,000 ($79.96 per sf), funded by the equity contribution and a mortgage payable of $675,000. The note was retired with $285,000 advanced from Registrant's co-general partner and a mortgage note payable of $395,000 (principal balance at December 31, 2000 of $266,415). The mortgage note bears interest at 10.87%, is payable in monthly installments of $3,723 and matured in May 1997. On June 1, 1993 an amended and restated joint venture agreement was reached whereby the Registrant's interest was reduced to a 30% interest.

              The property is managed by an independent property management firm. As of December 31, 2000, 22 units were under lease (96%) with rents ranging from $385 to $430. All leases are renewable, one-year leases. The occupancy for the previous four years was 100% for 1999, 100% for 1998, 93% for 1997 and 87% for 1996. The monthly rental range has been approximately the same since 1995. For tax purposes, this property has a basis of $2,010,482 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $8,025. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

              On June 30, 2002, the Registrant sold its investment in Saunders Apartments for $25,000. The proceeds of the sale were used to pay accrued expenses of the Registrant.

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

                                PART II

Item   5.     Market  for  Registrant's  Common  Equity  and   Related
Stockholder Matters

          a. There is no established public trading market for the Units. Registrant does not anticipate any such market will develop. Trading in the units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 210 units were sold or exchanged of record in 2000.

          b. As of December 31, 2000, there were 2,825 record holders of Units.

          c. Registrant did not declare any cash dividends in 2000 or 1999.


Item 6.   Selected Financial Data

         The following selected financial data are for the five years ended December 31, 2000. This data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                     2000        1999        1998        1997        1996
                     ----        ----        ----        ----        ----
Rental income  $ 2,452,664 $ 2,373,232 $ 2,295,927 $ 2,332,312 $ 2,622,418
Interest income      6,966       3,677       2,783         949       1,229
Net loss         1,338,104   1,650,894   2,447,292   2,016,133   2,114,935
Net loss
 per Unit            52.03       64.84       95.16       78.40       82.24
Total assets (net
 of depre-
 ciation and
 amortization)  14,905,759  17,740,808  18,878,736  19,709,306  25,557,744
Debt
 obligations    16,857,962  17,077,741  17,161,190  15,451,686  19,353,961

Note: See Part II, Item 7.3 Results of Operations for a discussion of factors which materially affect the comparability of the information reflected in the above table.


Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

          (1)  Liquidity

              At December 31, 2000, Registrant had total unrestricted cash of $46,215. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

              As of December 31, 2000, Registrant had restricted cash of $365,806 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

              In recent years the Registrant has realized significant losses, including the foreclosure of two properties and a substantial reduction of interest in a third property. At the present time, the remaining properties with the exception of Strehlow are able to pay their operating expenses and debt service including two of the six properties where the mortgages are cash-flow mortgages, requiring all available cash after payment of operating expenses to be paid to the first mortgage holder. None of the properties is currently producing a material amount of revenues in excess of operating expenses and debt service. Therefore, it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses.

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

              On June 30, 2002, the Registrant sold its investment in Saunders Apartments for $25,000. The proceeds of the sale were used to pay accrued expenses of the Registrant.

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

          (3)  Results of Operations

             During 2000, Registrant incurred a net loss of $1,338,104 ($52.03 per limited partnership unit) compared to a net loss of $1,650,894 ($64.84 per limited partnership unit) in 1999 and a net loss of $2,447,292 ($95.16 per limited partnership unit) in 1998.

              Rental income increased from $2,295,927 in 1998 to $2,373,232 in 1999, and to $2,445,698 in 2000. The increase from 1999 to 2000 is due to an increase in average occupancy at Canal House and Mater Dolorosa, partially offset by a decrease in average occupancy at Roseland and Strehlow. The increase from 1998 to 1999 is the result of an increase at Canal House, Firehouse Square, and Strehlow Terrace due to an increase in average occupancy, partially offset by a decrease at Roseland due to a decrease in average occupancy.

              Rental operations expense increased from $1,076,819 in 1998 to $1,123,015 in 1999, and to $1,192,754 in 2000. The increase from 1999 to 2000 is due increases in accounting fees and commissions expense at Canal House, wages and salaries expense at Mater Dolorosa and Strehlow, maintenance expense at Firehouse Square, and insurance expense at Strehlow. The increase is partially offset by a decrease in maintenance expense at Strehlow. The increase from 1998 to 1999 is a result of an increase in maintenance expense at Canal House and Strehlow Terrace and an increase in wages and salaries expense at Roseland, partially offset by a decrease in maintenance expense at Mater Dolorosa.

              Interest expense decreased from $2,189,165 in 1998 to $1,411,077 in 1999, and to $1,398,919 in 2000. The decrease from 1999 to 2000 is due to a decrease in principal balance on which interest is calculated. The decrease from 1998 to 1999 and the increase from 1997 to 1998 are primarily due to nonrecurring prepayment penalties paid in conjunction with refinancing the first mortgages at the Canal House and Firehouse Square in 1998.

              Depreciation and amortization expense increased from $1,211,249 in 1998 to $1,229,432 in 1999 and decreased to $1,178,867 in 2000. The decrease from 1999 to 2000 is due to the write off of previous of loan costs due to a refinance at Canal House in 1999. The increase from 1998 to 1999 is due to the increase in amortization at Canal House partially offset by a decrease at Firehouse Square. Amortization expense increased at Canal House due to the amortization of loan costs incurred in the 1999 refinancing. The decrease in amortization expense at Firehouse Square is due to the write-off of leasing commissions for tenants who vacated in 1998.

               In 2000, losses of $1,227,000 were incurred at Registrant's properties compared to a loss of $ 1,301,000 in 1999 and $2,101,000 in 1998. A discussion of property operations/activities follows:

              In 2000, Registrant incurred a loss of $79,000 at Roseland including $70,000 of depreciation expense compared to a loss of $77,000 including $71,000 of depreciation expense in 1999 and a loss of $52,000 including $68,000 of depreciation expense in 1998. Since Roseland is a low income housing property, rents are fixed in relation to specified income levels. As a result, similar to Mater Dolorosa and Strehlow Terrace discussed below, the property experiences high occupancy levels but rental income remains low. The increase in the loss from 1999 to 2000 is due to a decrease in rental income and an increase in maintenance expense, partially offset by a decrease in legal and accounting expense and wages and salaries expense. The increase in the loss from 1998 to 1999 is due to a decrease in rental income and an increase in wages, partially offset by a decrease in interest expense. The decrease in rental income is due to a decrease in average occupancy. Wages and salaries expense increased due to a change in management company that increased the maintenance staff at the property. Interest expense decreased due to the amortization of the principal balance.

              In 2000, Registrant incurred a loss of $499,000 at Firehouse Square including $268,000 of depreciation and amortization expense compared to a loss of $480,000 including $261,000 of depreciation and amortization expense in 1999 and a loss of $839,000 including $328,000 of depreciation and amortization expense in 1998. The increase in loss from 1999 to 2000 is due to an increase in maintenance expense and utilities expense, partially offset by an increase in rental and interest income . The increase in maintenance expense is due to an increase in maintenance service and plumbing and electrical expense. The increase in utilities expense is due to an increase in electricity charges. The increase in rental income is due to an increase in average occupancy and the increase in interest income is due to interest earned on a lender reserve account. The decrease in the loss from 1998 to 1999 is due to an increase in rental income and a decrease in interest and amortization expense. Rental income increased due to an increase in average rental rates. Interest expense decreased due to nonrecurring prepayment penalties paid in 1998 in conjunction with the refinancing of the first mortgage. The decrease in amortization expense is a result of the write-off in 1998 of leasing commissions for tenants who vacated in 1998.

             In 2000, Registrant recognized income of $21,000 at Mater Dolorosa including depreciation expense of $126,000 compared to income of $9,000 including depreciation expense of $127,000 in 1999 and a loss of $26,000 including depreciation expense of $127,000 in 1998. Since Mater Dolorosa is a low income housing property, rents are fixed in relation to specified income levels. As a result, similar to Roseland and Strehlow Terrace, the property experiences high occupancy levels but rental income remains low. The increase in income from 1999 to 2000 is due to an increase in rental income, partially offset by an increase in operating expenses. The increase in rental income is due to an increase in monthly rental rates. The increase in operating expenses is due to an increase in utilities expense and wages and salaries expense, partially offset by a decrease in maintenance expense and real estate tax expense. The recognition of income in 1999 versus a loss in 1998 is due to a decrease in maintenance and interest expense. Maintenance expense decreased due to deferred maintenance performed at the property in 1998. Interest expense decreased due to a decrease in the principal balance of the mortgage loan.

              In  2000,  Registrant incurred a  loss  of  $325,000  at
Strehlow Terrace Apartments, including $240,000 of depreciation expense compared to a loss of $306,000 including $239,000 of depreciation expense in 1999 and a loss of $270,000 including $237,000 of depreciation expense in 1998. Since Strehlow is a low income housing property, rents are fixed in relation to specified income levels. As a result, similar to Registrant's other low-income properties, the property experiences high occupancy levels but rental income remains low. The increase in loss from 1999 to 2000 is due to a decrease in rental income and an increase in operating expenses. The decrease in rental income is due to a decrease in average occupancy and the increase in operating expenses is due to an increase in
insurance  expense.   The  increase in insurance  expense  is  due  to
insurance market conditions. The increase in the loss from 1998 to 1999 is the result of an increase in maintenance expense partially offset by a decrease in interest expense and an increase in rental income. The increase in maintenance expense is due to repairs made to the heating and air conditioning system. Interest expense decreased due to a decrease in the principal balance of the mortgage loan. The increase in rental income is due to an increase in average occupancy.

               Strehlow Terrace Apartments was foreclosed by the Department of Housing and Urban Development, the guarantor of the first mortgage, on April 30, 2002.

              In 1999, Registrant incurred a loss of $344,000 at Canal
House, including $396,000 of depreciation and amortization expense compared to a loss of $447,000 including depreciation and amortization expense of $455,000 in 1999 and a loss of $914,000 including depreciation and amortization expense of $374,000 in 1998. The decrease in loss from 1999 to 2000 is due to an increase in rental income and a decrease in amortization expense, partially offset by an increase in operating expenses. The increase in rental income is due to an increase in average occupancy and the decrease in amortization expense is due to the full amoritzation of loan costs in 1999. The increase in operating expenses is due to an increase in commissions expense and accounting expense, due to the payment of past-due accounting fees. The decrease in the loss from 1998 to 1999 is due to an increase in rental income combined with a decrease in interest expense partially offset by increases in maintenance and amortization expenses. The increase in rental income is due to an increase in average occupancy. Interest expense decreased due to nonrecurring prepayment penalties paid in conjunction with the refinancing of the first mortgage in 1999. Maintenance expense increased due to the higher turnover of apartment units. Amortization expense increased due to the amortization of loan costs incurred in the refinancing.

              On June 30, 2002, the Registrant sold its investment in Saunders Apartments for $25,000. The proceeds of the sale were used to pay accrued expenses of the Registrant.


             Summary of Equity Method Investments

              In 2000, Registrant incurred a loss of $20,000 at Saunders Apartments compared to a loss of $19,000 in 1999 and a loss of $15,000 in 1998. The increase in loss from 1999 to 2000 is due to an increase in maintenance expense. The increase in maintenance expense is due to an increase in cleaning service and repairs expense. The increase in the loss from 1998 to 1999 is due to an increase in maintenance expense as a result of painting and repair of door locks and heating units at the property.

Item 7A.  Quantitative and Qualitative Disclosures
         About Market Risk

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

                     Independent Auditor's Report

To the Partners of Diversified Historic Investors VI


We have audited the accompanying consolidated balance sheet of Diversified Historic Investors VI (a Pennsylvania limited partnership) and subsidiaries as of December 31, 2000 and 1999 and the related statements of operations, changes in partners' equity and cash flows for the years ended December 31, 2000, 1999 and 1998. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Strehlow Terrace Apartments Limited Partnership, which reflect total assets of $3,336,607 and $3,571,480 as of December 31, 2000 and 1999 and total revenues of $364,615 and $367,606, respectively, for the years then ended. In addition, we did not audit the financial statements of Mater Dolorosa General Partnership which reflect assets of $1,625,365 and $1,740,784 as of December 31, 2000 and 1999 and total revenues of $429,229 and $417,626, respectively, for the years then ended. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included
Strehlow Terrace Apartments Limited Partnership and Mater Dolorosa General Partnership, is based solely on the reports of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversified Historic Investors VI as of December 31, 2000 and 1999, and the results of operations and cash flows for the years ended December 31, 2000, 1999 and 1998 in conformity with accounting principles generally accepted in the United States of America.

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




Gross, Kreger & Passio, L.L.C.
Philadelphia, Pennsylvania
August 1, 2001

                    Independent Auditor's Report

To the Partners of
Strehlow Terrace Apartments Limited Partnership

We have audited the accompanying balance sheets of Strehlow Terrace Apartments Limited Partnership, (a Nebraska limited partnership), FHA Project No. 103-94006, as of December 31, 2000 and 1999, and the related statements of operations, partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America, Government Auditing Standards, issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the Guide) issued by the Department of Housing and Urban Development, Office of the Inspector General. Those standards and that guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Strehlow Terrace Apartments Limited Partnership at December 31, 2000 and 1999, and the results of its operations, changes in partners' deficit and cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, we have also issued a report dated February 16, 2001 on our consideration of the Partnership's internal control structure and reports dated February 16, 2001 on its compliance with specific requirements applicable to Fair Housing and Non-discrimination, and specific requirements applicable to its major HUD program and its non-major HUD program transactions.

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

Blackman & Associates, P.C.
Omaha, Nebraska
February 16, 2001

                     Independent Auditor's Report

To the Partners of
Mater Dolorosa General Partnership

We have audited the accompanying balance sheets of Mater Dolorosa General Partnership, for December 31, 2000 and 1999 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mater Dolorosa General Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Pailet, Meunier and LeBlanc, L.L.P.
Metairie, Louisiana
February 19, 2001

                   DIVERSIFIED HISTORIC INVESTORS VI
                        (a limited partnership)

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
              ------------------------------------------

                   AND FINANCIAL STATEMENT SCHEDULES
                   ---------------------------------


Consolidated financial statements:                               Page

     Consolidated Balance Sheets at December 31, 2000 and 1999    21

     Consolidated Statements of Operations for the Years
      Ended December 31, 2000, 1999 and 1998                      22

     Consolidated Statements of Changes in Partners' Equity
      for the Years Ended December 31, 2000, 1999 and 1998        23

     Consolidated Statements of Cash Flows for the Years
      Ended December 31, 2000, 1999 and 1998                      24

     Notes to consolidated financial statements                 25-32


Financial statement schedules:

     Schedule XI - Real Estate and Accumulated Depreciation       34

     Notes to Schedule XI                                         35



All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                   DIVERSIFIED HISTORIC INVESTORS VI
                        (a limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
                      December 31, 2000 and 1999

                                Assets

                                            2000         1999
                                            ----         ----
Rental properties at cost:
 Land                                  $   950,238  $   950,238
 Buildings and improvements             27,373,551   27,176,327
 Furniture and fixtures                    776,142      883,523
                                       -----------  -----------
                                        29,099,931   29,010,088
     Less - accumulated depreciation   (13,243,935) (12,134,403)
                                       -----------  -----------
                                        15,855,996   16,875,685
Cash and cash equivalents                   46,215       40,599
Restricted cash                            365,806      365,632
Investment in affiliate                    (48,006)     (27,778)
Other assets (net of accumulated
 amortization of $751,489
 and $682,154)                             426,782      486,670
                                       -----------  -----------
         Total                         $16,646,793  $17,740,808
                                       ===========  ===========


                 Liabilities and Partners' Equity
Liabilities:
 Debt obligations                      $16,857,962  $17,077,741
 Accounts payable:
  Trade                                  1,321,939    1,323,177
  Taxes                                     20,465       18,797
  Related parties                          446,202      416,509
  Other                                     10,824       51,107
 Interest payable                        1,618,641    1,175,479
 Tenant security deposits                  168,550      137,684
                                       -----------  -----------
         Total liabilities              20,444,583   20,200,494
Partners' deficit                       (3,797,790)  (2,459,686)
                                       -----------  -----------
         Total                         $16,646,793  $17,740,808
                                       ===========  ===========


The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------

         For the years ended December 31, 2000, 1999 and 1998

                                 2000          1999          1998
                                 ----          ----          ----

Revenues:
 Rental income               $2,445,698    $2,373,232    $2,295,927
 Other income                         0        10,670             0
 Interest income                  6,966         3,677         2,783
                             ----------    ----------    ----------
         Total revenues       2,452,664     2,387,579     2,298,710
                             ----------    ----------    ----------
Costs and expenses:
 Rental operations            1,192,754     1,123,015     1,076,819
 General and administrative           0       256,142       254,050
 Interest                     1,398,919     1,411,077     2,189,165
 Depreciation and
  amortization                1,178,867     1,229,432     1,211,249
                             ----------    ----------    ----------
         Total costs and
          expenses            3,770,540     4,019,666     4,731,283
                             ----------    ----------    ----------
Loss before equity
 in affiliate                (1,317,876)   (1,632,087)   (2,432,573)
Equity in net loss
 of affiliate                   (20,228)      (18,807)      (14,719)
                             ----------    ----------    ----------
Net loss                    ($1,338,104)  ($1,650,894)  ($2,447,292)
                             ==========    ==========    ==========

Net loss per limited
 partnership unit:
 Loss before equity in
  affiliate                 ($    51.24)  ($    63.46)  ($    94.59)
 Equity in net loss of
  affiliate                       (0.79)        (0.73)        (0.57)
                             ----------    ----------    ----------
                            ($    52.03)  ($    64.19)  ($    95.16)
                             ==========    ==========    ==========


The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                        (a limited partnership)

         CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY
         -----------------------------------------------------

         For the years ended December 31, 2000, 1999 and 1998



                                      Dover
                                    Historic     Limited
                                    Advisors     Partners
                                     VI (1)        (2)         Total
                                    --------     --------      -----
Percentage participation in
 profit or loss                       1%           99%          100%
                                      ==           ===          ====

Balance at December 31, 1996      ($174,113)   $3,828,746    $3,654,633
Net loss                            (20,161)   (1,995,972)   (2,016,133)
                                   --------    ----------    ----------
Balance at December 31, 1997       (194,274)    1,832,774     1,638,500
Net loss                            (24,473)   (2,422,819)   (2,447,292)
                                   --------    ----------    ----------
Balance at December 31, 1998       (218,747)     (590,045)     (808,792)
Net loss                            (16,509)   (1,634,385)   (1,650,894)
                                   --------    ----------    ----------
Balance at December 31, 1999       (235,256)   (2,224,430)   (2,459,686)
Net loss                            (13,381)   (1,324,723)   (1,338,104)
                                   --------    ----------    ----------
Balance at December 31, 2000      ($248,637)  ($3,549,153)  ($3,797,790)
                                   ========    ==========    ==========


 (1) General Partner.

 (2) 25,461 limited partnership units outstanding at December 31, 2000, 1999, and 1998.


The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------

         For the years ended December 31, 2000, 1999 and 1998

                                         2000        1999         1998
                                         ----        ----         ----
Cash flows from operating
 activities:
 Net loss                           ($1,338,104)($1,650,894)($ 2,447,292)
 Adjustments to reconcile net
  loss to net cash provided by
  (used in)operating activities:
  Depreciation and amortization       1,178,867   1,229,432    1,211,249
  Equity in loss of affiliate            20,228      18,807       14,719
 Changes in assets and liabilities:
  (Increase) decrease in
   restricted cash                         (175)    (84,734)      53,284
  (Increase) decrease in other assets    (9,447)     12,374     (394,075)
  (Decrease) increase in accounts
   payable - trade                       (1,237)    241,400      209,152
  Increase (decrease) in accounts
   payable - taxes                        1,668      (1,695)         488
  Increase in accounts payable -
   related party                         29,693      19,980       88,055
  (Decrease) increase in accounts
   payable - other                      (40,283)     24,068       26,013
  Increase (decrease) in interest
   payable                              443,163     304,836     (421,998)
  Increase in tenant security deposits   30,866       7,826        5,508
                                     ----------  ----------  -----------
  Net cash provided by (used
   in) operating activities             315,239     121,400   (1,654,897)
                                     ----------  ----------  -----------
Cash flows from investing activities:
 Capital improvements                   (89,844)    (25,416)     (49,579)
                                     ----------  ----------  -----------
Net cash used in investing activities   (89,844)    (25,416)     (49,579)
                                     ----------  ----------  -----------
Cash flows from financing activities:
 Proceeds from debt financing                 0      25,416   10,200,066
  Principal payments                   (219,779)   (108,865)  (8,490,562)
                                     ----------  ----------  -----------
Net cash (used in) provided
 by financing activities               (219,779)    (83,449)   1,709,504
                                     ----------  ----------  -----------
Increase in cash and cash equivalents     5,616      12,535        5,028
Cash and cash equivalents at
 beginning of year                       40,599      28,064       23,036
                                     ----------  ----------  -----------
Cash and cash equivalents at end
 of year                             $   46,215  $   40,599  $    28,064
                                     ==========  ==========  ===========

Supplemental Disclosure of Cash Flow
 Information:
  Cash paid during the year
   for interest                      $1,398,919  $1,106,241   $1,106,280


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

3.   Net Loss Per Partnership Unit

The net loss per limited partnership unit is based on the weighted average number of limited partnership units outstanding (25,461 units in 2000, 1999 and 1998).
3.   Costs of Issuance

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

Minimum future commercial rentals on operating leases as of December 31, 2000 are as follows:
                 2001              $606,258
                 2002               458,856
                 2003               144,169
                 2004                55,313
                 2005                23,047


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

NOTE F - DEBT OBLIGATIONS

Debt obligations were as follows:                     December 31,
                                                   2000          1999
                                                   ----          ----
Note   payable,   non-interest   bearing;    $   500,000   $   500,000
principal  due  upon  sale  of  property;
collateralized    by    related    rental
property.

Note payable, interest at 7.75% and 9.16%          8,784        20,312
at  December 31, 2000 and 1999,  adjusted
every  three years, based upon the three-
year  Treasury Bill rate plus  250  basis
points,     payable    in     semi-annual
installments of principal and interest of
$4,856  (payment adjusted  in  accordance
with  interest  rate  changes);  due   in
November 2001; collateralized by related rental property.

Note   payable,  interest  at  7.75%   at        331,957       339,990
December 31, 2000 and 1999, respectively;
payable   in   monthly  installments   of
principal and interest of $3,083; due in August 2006; collateralized by related rental property.

Note  payable, interest at 8.5%;  payable        764,501       904,511
in  monthly installments of principal and
interest  of $17,627; due in April  2005;
collateralized    by    related    rental
property.

Mortgage  loan, interest accrues  at  7%;      4,367,913     4,367,913
interest  only  payable  monthly  to  the
extent  of net operating income;  due  in
December  2008;  collateralized  by   the
related rental property

Mortgage loan, interest at 7.08%; payable      1,880,725     1,909,678
in  monthly installments of principal and
interest  of  $21,471;  due  in  November
2008;   collateralized  by  the   related
rental property.

Note  payable, non-interest bearing;  due         75,000        75,000
upon sale of property; collateralized by related rental property.

Note payable, interest at 10.25%; payable      1,775,053     1,775,053
in  monthly installments of principal and
interest  of $15,540; due in March  2030;
collateralized    by    related    rental
property.

Note payable, interest at 1% accruing  to      1,700,000     1,700,000
principal; unpaid principal and interest are due upon sale of property or in January 2030; collateralized by related rental property.

Note  payable, interest at 18%;  interest      1,520,117     1,515,128
only payable monthly to the extent of net
operating  income;  due  December   2002;
collateralized    by    related    rental
property. (A)

Note payable, interest at 7.22%; interest
only  payable  monthly in the  amount  of
$37,944; collateralized by related rental      3,933,912     3,970,156
property. (A)                                -----------   -----------
                                             $16,857,962   $17,077,741
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



Maturities of debt obligation at December 31, 2000 were as follows:

          Year ending December 31,
          ------------------------

                 2001             $     8,784
                 2002               1,520,117
                 2003                       0
                 2004                       0
                 2005                 764,501
                 Thereafter        14,564,560
                                  -----------
                                  $16,857,962
                                  ===========


NOTE G - RELATED PARTIES

In June 1998, the General Partner advanced the Partnership $77,975 to pay certain outstanding liabilities of the Partnership. The advance is non-interest bearing and will be paid out of available cash flow.

Included in Accounts Payable - Related Party is $330,955 at December 31, 2000 owed to the co - general partner, by three of the Partnership's Ventures, for additional amounts advanced for working capital needs. These advances are non-interest bearing and will be paid out of available cash flow.

Included in Accounts Payable - Related Party is $37,271 at December 31, 2000 owed to the general partner, by two of the Partnership's Ventures, for additional amounts advanced for working capital needs. These advances are non-interest bearing and will be paid out of available cash flow.


NOTE H - GOING CONCERN

Since the formation of Strehlow Terrace Limited Partnership ("STLP", one of the Partnership's ventures) in 1990, STLP has incurred significant losses. In addition, at December 31, 2000, current liabilities exceed current assets. During 2000 the Partnership was delinquent in payments on the mortgage and has outstanding interest payable of $443,812. These factors raise substantial doubt about the STLP's ability to continue as a going concern. The financial statements were prepared assuming that STLP will continue as a going concern and does not include any adjustments that might result from the outcome of this uncertainty.

NOTE I - INCOME TAX BASIS RECONCILIATION

Certain items enter into the determination of the results of operations in different time periods for financial reporting ("book") purposes and for income tax ("tax") purposes. Reconciliations of net loss and partners' equity follow:

                                       For the years ended December 31,
                                         2000        1999         1998
                                         ----        ----         ----
Net loss - book                    ($1,338,104) ($1,650,894) ($2,447,292)
Excess of tax under book
 depreciation                          283,161      458,619      459,534
Interest                               103,804       94,398       85,844
Other timing differences                20,228       18,807       14,718
Minority interest - tax only            86,705      218,951      245,961
                                    ----------   ----------   ----------
Net loss - tax                     ($  844,206) ($  860,119) ($1,641,235)
                                    ==========   ==========   ==========

Partners' equity - book            ($3,797,789) ($2,459,686) ($  808,792)
Costs of issuance                    3,279,930    3,279,930    3,279,930
Cumulative tax under book loss       6,186,474    5,692,577    4,901,802
Investment credit recapture              9,900        9,900        9,900
Rehabilitation credit                 (251,117)    (251,117)    (251,117)
                                    ----------   ----------   ----------
Partner's equity - tax              $5,427,398   $6,271,604   $7,131,723
                                    ==========   ==========   ==========


NOTE J- SUBSEQUENT EVENTS

Strehlow Terrace Apartments was foreclosed by the Department of Housing and Urban Development, the guarantor of the first mortgage, on April 30, 2002.

On June 30, 2002, the partnership's investment in Saunders Apartments was sold for $25,000. The proceeds of the sale were used to pay the accrued expenses of the partnership.

                       SUPPLEMENTAL INFORMATION

                   DIVERSIFIED HISTORIC INVESTORS VI
                             (a limited partnership)

          SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
          ------------------------------------------------------
                                DECEMBER 31, 2000



                                                Cost
                                            Capitalized
                       Initial Cost          Subsequent
                      to Partnership             to
                            (b)             Acquisition

                                   Buildings
                                     and                   Date    Date
                  Encum-           Improve-   Improve-      of      Ac-
Description       brances   Land    ments      ments      Constr. quired
-----------       -------   ----   ---------  --------    ------- ------
  (a)              (e)      (b)                             (a)

17 unit
apartments
and 3,000
square
feet of
retail
space in
Omaha, NE     $   840,741 $ 10,000 $ 1,774,986 $    42,723 1988   7/88

68 unit
apartments
in New
Orleans, LA       764,501     -      2,948,634     471,015 1988   7/88

32,500 square
feet of
commercial
space in
Alexandria,
VA              6,248,638  540,238   5,014,827   1,329,552 1988  12/88

70 apartment
units in
Omaha, NE       3,550,053     -        448,993   5,939,647 1989  1/89

71 unit
apartments
and 8,500
square feet of
commercial
space in
Manayunk, PA    5,454,029  400,000     664,508   9,514,808 1989  2/89
              ----------- -------- ----------- -----------
              $16,857,962 $950,238 $10,851,948 $17,297,745
              =========== ======== =========== ===========



                                 Gross Amount
                                   at which
                                  Carried at
                               December 31, 2000


                      Buildings
                        and                   Accumu-
Description           Improve-     Total       lated
    (a)       Land     ments       (c)(d)   Depr.(d)(e)
-----------   ----   ---------    -------   -----------
17 unit
apartments
and 3,000
square
feet of
retail space
in Omaha, NE $ 10,000 $ 1,817,709 $ 1,827,709 $   849,615

68 unit
apartments
in New
Orleans, LA      -      3,419,649   3,419,649   1,622,178

32,500 square
feet of
commercial
space in
Alexandria,
VA            540,238   6,344,379   6,884,617   2,711,904

70 apartment
units
in Omaha, NE     -      6,388,640   6,388,640   2,676,791

71 unit
apartments
and 8,500
square feet
of commercial
space in
Manayunk, PA  400,000  10,179,316  10,579,316   5,383,447
             -------- ----------- ----------- -----------
             $950,238 $28,149,693 $29,099,931 $13,243,935
             ======== =========== =========== ===========

                   DIVERSIFIED HISTORIC INVESTORS VI
                        (a limited partnership)

                         NOTES TO SCHEDULE XI

                           DECEMBER 31, 2000

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

(C) The cost of real estate owned at December 31, 2000, for Federal income tax purposes was approximately $24,594,586. The depreciable basis of the building and improvements of the properties has been reduced for Federal income tax purposes by the historic rehabilitation credit.

(D)  Reconciliation of real estate:

                                        2000         1999         1998
                                        ----         ----         ----
Balance at beginning of year       $29,010,088  $28,984,672  $28,935,093
Additions during this year:
 Improvements                           89,843       25,416       49,579
Deductions during the year:
  Retirements                                0            0            0
                                   -----------  -----------  -----------
Balance at end of year             $29,099,931  $29,010,088  $28,984,672
                                   ===========  ===========  ===========

Reconciliation of accumulated depreciation:
                                        2000         1999         1998
                                        ----         ----         ----
Balance at beginning of year       $12,134,403  $11,038,617  $ 9,949,357
Depreciation expense for the year    1,109,532    1,095,786    1,089,260
Retirements                                  0            0            0
                                   -----------  -----------  -----------
Balance at end of year             $13,243,935  $12,134,403  $11,038,617
                                   ===========  ===========  ===========

(D) See Note E to the consolidated financial statements for further information.

(E)  See   Note  B  to  the  consolidated  financial  statements   for
     depreciation method and lives.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure

          None.

Item 9A.  Controls and Procedures

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

         On May 13, 1997, SWDHA, Inc. replaced Gerald Katzoff and EPK, Inc. replaced DHP, Inc. as partners of DoHA-VI. Spencer Wertheimer, the President and Sole Director of SWDHA, Inc., is an attorney with extensive experience in real estate activities and ventures.

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

          Spencer Wertheimer was appointed May 13, 1997 as President, Treasurer and Sole Director of EPK, Inc. Mr. Wertheimer is an
attorney with extensive experience in real estate activities and ventures.

          Donna M. Zanghi (age 42) was appointed on May 13, 1997 as Vice President and Secretary of EPK, Inc. Ms. Zanghi previously served as Secretary and Treasurer of DHP, Inc. since June 14, 1993 and as a Director and Secretary/Treasurer of D, LTD. She was associated with DHP, Inc. and its affiliates since 1984 except for the period from December 1986 to June 1989 and the period from November 1, 1992 to June 14, 1993.

          Michele F. Rudoi (age 34) was appointed on May 13, 1997 as Assistant Secretary of EPK, Inc. Ms. Rudoi previously served as Assistant Secretary and Director of both D, LTD and DHP, Inc. since January 27, 1993.

Item 11.  Executive Compensation

           a. Cash Compensation - During 2000, Registrant paid no cash compensation to DoHA-VI, any partner therein or any person named in paragraph c. of Item 10.

           b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 2000, or is proposed to be paid or distributed in the future, to DoHA-VI, any partner therein, or any person named in paragraph c. of Item 10 of this report.

           c. Other Compensation - No compensation not referred to in paragraph a. or paragraph b. of this Item was paid or distributed during 2000 to DoHA-VI, any partner therein, or any person named in paragraph c. of Item 10.

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

Item 13.  Certain Relationships and Related Transactions

           a. Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DoHA-VI is entitled to 10% of Registrant's distributable cash from operations in each year. There was no such share allocable to DoHA-VI for fiscal years 1997 through 2000.

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

                                PART IV

Item 14. (A)     Exhibits,  Financial Statement Schedules and  Reports
                 on Form 8-K.

         1.   Financial Statements:

              a. Consolidated Balance Sheets at December 31, 2000 and 1999.

              b. Consolidated Statements of Operations for the Years Ended
                 December 31, 2000, 1999 and 1998.

              c. Consolidated Statements of Changes in Partners' Equity for
                 the Years Ended  December  31, 2000, 1999 and 1998.

              d. Consolidated Statements of Cash Flows for the Years Ended
                 December 31, 2000, 1999 and 1998.

              e. Notes   to   consolidated   financial statements.

          2.  Financial statement schedules:

              a. Schedule XI - Real Estate and Accumulated Depreciation.

              b. Notes to Schedule XI.

          3.  Exhibits:

              (a) Document         Exhibit Number
                  --------         --------------
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

                 21                Subsidiaries     of      the
                                   Registrant  are  listed   in
                                   Item  2. Properties of  this
                                   Form 10-K.

                 31                General   Partners   Opinion
                                   Certification

                 32                Certification Pursuant to 18
                                   U.S.C.   Section  1350,   As
                                   Adopted  Pursuant to Section
                                   906 o the Sarbanes-Oxley Act
                                   of 2002

             (b) Reports on Form 8-K:

                 No reports were filed on Form 8-K during the quarter ended December 31, 2000.

             (c) Exhibits: See Item 14 (A) (3) above.

                              SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 19, 2004        DIVERSIFIED HISTORIC INVESTORS VI
      -------------
                           By: Dover Historic Advisors VI, its
                               general partner

                               By: EPK, Inc., managing partner

                                   By: /s/ Spencer Wertheimer
                                       ----------------------
                                       SPENCER WERTHEIMER
                                       President (principal executive
                                       officer, principal financial
                                       officer)

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

Date: July 19, 2004                By: /s/ Spencer Wertheimer
      -------------                    ----------------------
                                       SPENCER WERTHEIMER
                                       President (principal executive
                                       officer, principal financial
                                       officer)

                                                            Exhibit 31

                             CERTIFICATION

  I, Spencer Wertheimer, certify that:

1. I have reviewed this annual report on Form 10-K for the period ended December 31, 2000 of Diversified Historic Investors VI;

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



Date: July 19, 2004                            /s/ Spencer Wertheimer
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

                                                            Exhibit 32

                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Annual Report of Diversified Historic Investors VI on Form 10-K for the period ended December 31, 2000 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Spencer Wertheimer, President and Treasurer of the Company's managing partner, EPK, Inc., certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date: July 19, 2004                            /s/ Spencer Wertheimer
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