Form 10-Q
period 2001-03-31
DIVERSIFIED HISTORIC INVESTORS VI
filed 2004-07-19
CIK 828604

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 2001
                               ----------------------------------

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

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
                                Assets

                                 March 31, 2001   December 31, 2000
                                 --------------   -----------------
                                  (Unaudited)
Rental properties, at cost:
 Land                            $   950,238          $   950,238
 Buildings and improvements       27,122,815           27,285,223
 Furniture and fixtures            1,029,158              864,471
                                 -----------          -----------
                                  29,102,211           29,099,932
Less - accumulated depreciation  (13,517,900)         (13,243,935)
                                 -----------          -----------
                                  15,584,311           15,855,997
Cash and cash equivalents             62,660               46,215
Restricted cash                      310,737              365,806
Investment in affiliate              (53,105)             (48,006)
Other assets (net of
 amortization of
 $784,492 and $751,489)              378,587              426,782
                                 -----------          -----------
     Total                       $16,283,190          $16,646,794
                                 ===========          ===========

                   Liabilities and Partners' Equity

Liabilities:
 Debt obligations                $16,772,290          $16,857,962
 Accounts payable:
  Trade                            1,335,918            1,321,939
  Taxes                               14,945               20,465
  Related parties                    446,202              446,202
  Other                               22,170               10,824
Interest payable                   1,646,170            1,618,642
Tenant security deposits             171,110              168,550
                                 -----------          -----------
     Total liabilities            20,408,805           20,444,584
Partners' deficit                 (4,125,615)          (3,797,790)
                                 -----------          -----------
     Total                       $16,283,190          $16,646,794
                                 ===========          ===========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
                              (Unaudited)

                                       Three months ended
                                            March 31,
                                       2001          2000
                                       ----          ----
Revenues:
 Rental income                      $609,240    $  600,818
 Interest income                       1,719         1,854
                                    --------    ----------
      Total revenues                 610,959       602,672
                                    --------    ----------
Costs and expenses:
 Rental operations                   375,875       347,950
 General and administrative                0        60,000
Interest                             250,841       347,178
Depreciation and amortization        306,968       291,017
                                    --------    ----------
        Total costs and expenses    $933,684    $1,046,145
                                    --------    ----------
Loss  before equity in affiliate    (322,725)     (433,473)
Equity in net loss of affiliae        (5,099)       (4,716)
                                    --------    ----------
Net loss                           ($327,824)  ($  448,189)
                                    ========    ==========

Net loss per limited
 partnership unit:
 Loss before equity in affiliate
  and extraordinary loss           ($  12.55)  ($    17.25)
 Equity in net loss of affiliate        (.20)         (.18)
                                    --------    ----------
Net loss                          ($   12.75)  ($    17.43)
                                    ========    ==========


The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                              (Unaudited)

                                             Three months ended
                                                  March 31,
                                             2001          2000
                                             ----          ----
Cash flows from operating activities:
 Net loss                                ($327,824)     ($448,189)
 Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
 Depreciation and amortization             306,968        291,016
 Equity in loss of affiliate                 5,099          4,716
 Changes in assets and liabilities:
  Decrease in restricted cash               55,069         50,104
  Decrease (increase) in other assets       15,192        (24,102)
  Increase in accounts payable - trade      13,979         89,695
  Decrease in accounts payable - taxes      (5,520)        (5,520)
  Increase (decrease) in accounts
   payable - other                          11,346        (15,477)
  Increase in interest payable              27,528        121,637
  Increase in tenant security deposits       2,560          1,186
                                          --------       --------
Net cash provided by operating activities  104,397         65,066
                                          --------       --------
Cash flows from investing activities:
 Capital expenditures                       (2,280)        (3,243)
                                          --------       --------
Net cash used in, investing activities      (2,280)        (3,243)
                                          --------       --------
Cash flows from financing activities:
 Principal payments                        (85,672)       (50,332)
                                          --------       --------
Net cash used in financing activities      (85,672)       (50,332)
                                          --------       --------
Increase in cash and cash equivalents       16,445         11,491
Cash and cash equivalents at
 beginning of period                        46,215         40,599
                                          --------       --------
Cash and cash equivalents at end of
 period                                   $ 62,660       $ 52,090
                                          ========       ========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors VI (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K of the Registrant, and notes thereto, for the year ended December 31, 2000.

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

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

          (1)  Liquidity

              As of March 31, 2001, Registrant had cash of $62,660. Such funds are expected to be used to pay liabilities and general and administrative expenses of Registrant, and to fund cash deficits of the properties. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

              As of March 31, 2001, Registrant had restricted cash of $310,738 consisting primarily of funds held as security deposits, replacement reserves, and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

               Strehlow Terrace Apartments was foreclosed by the Department of Housing and Urban Development, the guarantor of the first mortgage, on April 30, 2002.

              On June 30, 2002, the Registrant sold its investment in Saunders Apartments for $25,000. The proceeds of the sale were used to pay the accrued expenses of the Registrant.

              In recent years the Registrant has realized significant losses, including the foreclosure of two properties. At the present time, the remaining properties are able to pay their operating expenses and debt service; however, at two of the properties, the mortgages are cash-flow mortgages, requiring all available cash after payment of operating expenses to be paid to the first mortgage holder. Therefore, it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses.

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


          (3)  Results of Operations

              During the first quarter of 2001, Registrant incurred a net loss of $327,824 ($12.75 per limited partnership unit) compared to a net loss of $448,189 ($17.43 per limited partnership unit) for the same period in 2000.

             Rental income increased $8,422 from $600,818 in the first quarter of 2000 to $609,240 in the same period of 2001. The increase in rental income from the first quarter of 2000 to the same period in 2001 is due to an increase in average rental rates at Canal House and an increase in average occupancy at Firehouse Square (89% to 94%).

             Rental operations expense increased $27,925 from $347,950 in the first quarter of 2000 to $375,875 in the same period of 2001. The increase in rental operations expense from the first quarter of 2000 to the same period in 2001 is due to an increase in maintenance expense at Roseland and an increase in utilities expense at Mater Dolorosa, partially offset by a decrease in maintenance expense at Firehouse Square. The increase in maintenance expense at Roseland is due to an increase in grounds maintenance and trash removal. The increase in utilities expense at Mater Dolorosa is due to an increase in electricity, water, and gas charges. The decrease in maintenance expense at Firehouse Square is due to a decrease in roof repairs, maintenance service, plumbing and electrical expenses.

              General and administrative expenses decreased $60,000 from $60,000 in the first quarter of 2000 to $0 in same period of 2001. The Registrant has ceased accruing these fees as its lack of liquidity makes it unlikely they will be paid.

              Depreciation and amortization expense increased $15,953 from $291,016 in the first quarter of 2000 to $306,969 in the same period of 2001. The increase is due to an increase in amortization expense at Canal House.

              Interest expense decreased $96,337 from $347,178 in the first quarter of 2000 to $250,841 in the same period of 2001. The decrease is due to the timing of interest expense accruals.

              Losses incurred during the quarter at the Registrant's were approximately $299,000 compared to losses of approximately $364,000 for the same period in 2000.

              In the first quarter of 2001, Registrant incurred a loss
of $22,000 at Roseland including $17,000 of depreciation and amortization expense, compared to a loss of $16,000 including $18,000 of depreciation and amortization expense in the first quarter of 2000. The increase in loss from the first quarter of 2000 to the same period in 2001 is due to an increase in maintenance expense. The increase in maintenance expense is due to an increase in grounds maintenance and trash removal.

              In the first quarter of 2001, Registrant incurred a loss of $12,000 at Mater Dolorosa including $32,000 of depreciation and amortization expense, compared to a loss of $9,000 including $32,000 of depreciation and amortization expense in the first quarter of 2000. The increase in loss from the first quarter of 2000 to the same period in 2001 is due to an increase in utilities expense and legal and accounting expense. The increase in utilities expense is due to an increase in electricity, water and gas charges.

              In the first quarter of 2001, Registrant incurred a loss of $161,000 at Canal House including $113,000 of depreciation and amortization expense, compared to a loss of $160,000 including $98,000 of depreciation and amortization expense in the first quarter of 2000. The increase in the loss from the first quarter of 2000 to the same period in 2001 is due to an increase depreciation and amortization expense, partially offset by an increase in rental income. The increase in rental income is due to an increase in average rental rates.

              In the first quarter of 2001, Registrant incurred a loss of $58,000 at Firehouse Square including $65,000 of depreciation and amortization expense, compared to a loss of $113,000 including $64,000 of depreciation and amortization expense in the first quarter of 2000. The decrease in loss from the first quarter of 2000 to the same period in 2001 is due to an increase in rental income combined with a decrease in maintenance expense. The increase in rental income is due to an increase in average occupancy (89% to 94%). The decrease in maintenance expense is due to a decrease in roof repairs, maintenance service, plumbing and electrical expenses.

              In the first quarter of 2001, Registrant incurred a loss of $46,000 including $60,000 of depreciation expense at Strehlow Terrace, compared to a loss of $66,000 including $60,000 of depreciation expense in the first quarter of 2000. The decrease in loss from the first quarter of 2000 to the same period in 2001 is due to a decrease in interest expense and utilities expense. The decrease is interest expense is due to the timing of interest expense accruals. The decrease in utilities expense is due to a decrease in electricity charges.

               Strehlow Terrace Apartments was foreclosed by the Department of Housing and Urban Development, the guarantor of the first mortgage, on April 30, 2002.

              The Registrant owns a minority interest in Saunders Apartments which it accounts for on the equity method. The Registrant does not include the assets or liabilities of Saunders Apartments in its consolidated financial statements. The following information is provided for the property. In the first quarter of 2001, Registrant incurred a loss of $5,000 at Saunders Apartments compared to the same loss of $5,000 in the first quarter 2000.

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

             31                 General     Partners    Opinion
                                Certification

             32 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


        (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended March 31, 2001.

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

             DIVERSIFIED HISTORIC INVESTORS VI

                           By: Dover Historic Advisors VI, its
                               general partner

                               By: EPK, Inc., managing partner


Date: July 19, 2004                By: /s/ Spencer Wertheimer
      -------------                    ----------------------
                                       SPENCER WERTHEIMER
                                       President (principal executive
                                       officer, principal financial
                                       officer)

                                                            Exhibit 31

                             CERTIFICATION

  I, Spencer Wertheimer, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarterly period ended March 31, 2001, of Diversified Historic Investors VI;

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

                                                            Exhibit 32

                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Diversified Historic Investors VI on Form 10-Q for the quarterly period ended March 31, 2001 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Spencer Wertheimer, President and Treasurer of the Company's managing partner, EPK, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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