Form 10-Q
period 2001-06-30
DIVERSIFIED HISTORIC INVESTORS VI
filed 2004-07-19
CIK 828604

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 2001
                               ----------------------------------

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

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------

                                Assets

                                  June 30, 2001    December 31, 2000
                                  -------------    -----------------
                                   (Unaudited)
Rental properties, at cost:
 Land                             $   950,238         $   950,238
 Buildings and improvements        27,122,815          27,285,223
 Furniture and fixtures             1,030,133             864,471
                                  -----------         -----------
                                   29,103,186          29,099,932
Less  - accumulated depreciation  (13,791,866)        (13,243,935)
                                  -----------         -----------
                                   15,311,320          15,855,997
Cash and cash equivalents              41,432              46,215
Restricted cash                       326,533             365,806
Investment in affiliate               (55,583)            (48,006)
Other assets (net of
 amortization  of
 $817,496 and $751,489)               358,042             426,782
                                  -----------         -----------
     Total                        $15,981,744         $16,646,794
                                  ===========         ===========

                   Liabilities and Partners' Equity

Liabilities:
 Debt obligations                 $16,710,439         $16,857,962
 Accounts payable:
  Trade                             1,418,289           1,321,939
  Taxes                                14,945              20,465
  Related parties                     457,464             446,202
  Other                                21,865              10,824
Interest payable                    1,674,360           1,618,642
Tenant security deposits              180,263             168,550
                                  -----------         -----------
     Total liabilities             20,477,625          20,444,584
Partners' deficit                  (4,495,881)         (3,797,790)
                                  -----------         -----------
     Total                        $15,981,744         $16,646,794
                                  ===========         ===========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
                              (Unaudited)


                        Three months             Six months
                       ended June 30,          ended June 30,
                      2001        2000        2001        2000
                      ----        ----        ----        ----
Revenues:
 Rental income      $624,506    $599,887  $1,233,746  $1,200,704
 Other income          1,743           0       1,743           0
 Interest income       1,268       1,360       2,987       3,214
                    --------    --------  ----------  ----------
  Total revenues     627,517     601,247   1,238,476   1,203,918
                    --------    --------  ----------  ----------
Costs and expenses:
 Rental operations   347,329     233,957     723,205     641,906
 Interest            341,006     347,532     591,847     694,710
 Depreciation and
   amortization      306,969     291,563     613,937     582,580
                    --------    --------  ----------  ----------
  Total costs and
   expenses          995,304     873,052   1,928,989   1,919,196
                    --------    --------  ----------  ----------
Loss before equity
 in affiliate       (367,787)   (271,805)   (690,513)   (715,278)
Equity in net loss
 of affiliate         (2,479)     (7,092)     (7,577)    (11,808)
                    --------    --------  ----------  ----------
Net loss           ($370,266)  ($278,897)($  698,090)($  727,086)
                    ========    ========  ==========  ==========

Net loss per limited
 partnership unit:
 Loss before equity
  in affiliate     ($  14.30)  ($  10.57)($    27.14)($    27.81)
Equity in net loss
 of affiliate           (.10)       (.27)       (.29)       (.46)
                    --------    --------  ----------  ----------
Net loss           ($  14.40)  ($  10.84)($    27.43)($    28.27)
                    ========    ========  ==========  ==========


The accompanying notes arean integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                              (Unaudited)

                                              Six months ended
                                                  June 30,
                                              2001        2000
                                              ----        ----
Cash flows from operating activities:
 Net loss                                  ($698,090)  ($727,086)
 Adjustments to reconcile net loss to
  net cash  provided by operating activities:
  Depreciation and amortization              613,937     582,580
  Equity in loss of affiliate                  7,577      11,808
 Changes in assets and liabilities:
  Decrease in restricted cash                 39,273      32,641
  Decrease in other assets                     2,733       5,709
  Increase in accounts payable trade          96,350      14,890
  Decrease in accounts payable - taxes        (5,520)     (5,520)
  Increase in accounts payable -
   related parties                            11,262      20,300
 Increase (decrease) in accounts
  payable - other                             11,041     (32,714)
 Increase in interest payable                 55,718     250,959
 Increase in tenant security deposits         11,713       7,479
                                            --------    --------
Net cash provided by operating activities    145,994     161,046
                                            --------    --------
Cash flows from investing activities:
 Capital expenditures                         (3,254)    (42,070)
                                            --------    --------
Net cash used in investing activities         (3,254)    (42,070)
                                            --------    --------
Cash flows from financing activities:
 Principal payments                         (147,523)    (89,964)
                                            --------    --------
Net cash used in financing activities       (147,523)    (89,964)
                                            --------    --------
(Decrease) increase in cash and cash
 equivalents                                  (4,783)     29,012
Cash and cash equivalents at
 beginning of period                          46,215      40,599
                                            --------    --------
Cash and cash equivalents at end of period  $ 41,432    $ 69,611
                                            ========    ========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors VI (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K and notes thereto, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

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


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

          (1)  Liquidity

             As of June 30, 2001, Registrant had cash of $41,432. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

              As of June 30, 2001, Registrant had restricted cash of $326,533 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

               Strehlow Terrace Apartments was foreclosed by the Department of Housing and Urban Development, the guarantor of the first mortgage, on April 30, 2002.

              On June 30, 2002, the Registrant sold its investment in Saunders Apartments for $25,000. The proceeds of the sale were used to pay the accrued expenses of the Registrant.

              In recent years the Registrant has realized significant losses, including the foreclosure of two properties and a substantial reduction of interest in a third property. At the present time, the remaining properties are able to pay their operating expenses and debt service including two of the properties where the mortgages are cash-flow mortgages, requiring all available cash after payment of operating expenses to be paid to the first mortgage holder. None of the properties are currently producing a material amount of revenues in excess of operating expenses and debt service. Therefore, it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses.

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

          (3)  Results of Operations

              During the second quarter of 2001, Registrant incurred a net loss of $370,266 ($14.40 per limited partnership unit) compared to a net loss of $278,897 ($10.84 per limited partnership unit) for the same period in 2000. For the first six months of 2001, the Registrant incurred a net loss of $698,090 ($27.14 per limited partnership unit) compared to a net loss of $727,086 ($28.27 per limited partnership unit) for the same period in 2000.

              Rental income increased $24,619 from $599,887 in the second quarter of 2000 to $624,506 in the same period in 2001 and increased $33,042 from $1,200,704 in the first six months of 2000 to $1,233,746 in the same period in 2001. The increase in rental income from the second quarter and first six months of 2000 to the same periods in 2001 is due to an increase in rental income at Canal House and Firehouse Square.

             Rental operations expense increased $53,373 from $293,956 in the second quarter of 2000 to $347,329 in the same period in 2001 and increased $81,299 from $641,906 in the first six months of 2000 to $723,205 in the same period in 2001. The increase from the second quarter and the first six months of 2000 to the same periods in 2001 is due to an increase in utilities expense and maintenance expense, partially offset by a decrease in wages and salaries expense and insurance expense. The increase in utilities expense is due to an increase in electricity charges at Mater Dolorosa, Roseland and Strehlow Terrace. The increase in maintenance expense is due to an increase in HVAC repairs at Mater Dolorosa, partially offset by a decrease in maintenance expense at Firehouse Square due to a decrease in contract elevator service. The increase in rental operations expense is partially offset by a decrease in wages and salaries expense at Strehlow Terrace and Mater Dolorosa and a decrease in insurance expense at the Registrants properties due to insurance market conditions.

               Depreciation and amortization expense increased by $15,024 from $98,410 in the second quarter of 2000 to $113,164 in the same period in 2001 and increased $29,508 from $196,821 in the first six months of 2000 to $226,329 for the same period in 2001. The increase is due to an increase in amortization expense at Canal House.

             Interest expense decreased by $6,526 from $347,532 in the second quarter of 2000 to $341,006 in the same period in 2001 and decreased $102,863 from $694,710 in the first six months of 2000 to $591,847 for the same period in 2001. The decrease from second quarter and the first six months of 2000 to the same period in 2001 is due to the decrease in interest expense at Firehouse Square and Strehlow Terrance. The decrease in interest expense is due to the timing of interest expense accruals.

              Losses incurred during the quarter at the Registrant's properties were approximately $345,000 compared to losses of approximately $313,000 for the same period in 2000. For the first six months of 2001 the Registrant's properties incurred a loss of $645,000 compared to a loss of approximately $677,000 for the same period in 2000.

          In the second quarter of 2001, Registrant incurred a loss of $61,000 including $60,000 of depreciation expense at Strehlow Terrace, compared to a loss of $88,000 including $60,000 of depreciation expense in the second quarter of 2000 and, for the first six months of 2001, the Registrant recognized a loss of $107,000, including $121,000 of depreciation expense, compared to a loss of $154,000, including $120,000 of depreciation and expense for 2000. The decrease in loss from the second quarter and the first six months of 2000 to the same period in 2001 is due to a decrease in interest expense. The decrease in interest expense is due to the timing of interst expense accruals.

          Strehlow Terrace Apartments was foreclosed by the Department of Housing and Urban Development, the guarantor of the first mortgage, on April 30, 2002.


          In the second quarter of 2001, Registrant incurred a loss of $6,000 at Mater Dolorosa including $32,000 of depreciation and amortization expense, compared to income of $8,000 including $32,000 of depreciation and amortization expense in the second quarter of 2000, and for the first six months of 2001, the Registrant incurred a loss of $18,000 at Mater Dolorosa including $63,000 of depreciation and amortization expense, compared to a loss of $1,000 for the same period in 2000, including $63,000 of depreciation and amortization expense. The decrease in income from the second quarter and the increase in loss for the first six months of 2000 compared to the same period in 2001 is due to an increase in maintenance expense and utilities expense, partially offset by an increase in rental income. The increase in maintenance expense is due to an increase in HVAC repairs. The increase in utilities expense is due to an increase in electricity and gas charges.

          In the second quarter of 2001, Registrant incurred a loss of $132,000 at Firehouse Square including $65,000 of depreciation and amortization expense, compared to a loss of $120,000 including $64,000 of depreciation and amortization expense in the first quarter of 2000. For the first six months of 2001, the Registrant incurred a loss of $190,000 at Firehouse Square including $130,000 of depreciation and amortization expense, compared to a loss of $233,000 for the same period in 2000, including $128,000 of depreciation and amortization expense. The increase in loss from the second quarter of 2001 to the same period in 2000 is due to an increase in real estate taxes, partially offset by an increase in rental income and a decrease in insurance expense and maintenance expense. The increase in real estate taxes is due to the timing of the recognition of the expense. The increase in rental income is due to an increase in average occupancy
(92% to 94%). The decrease in insurance expense is due to insurance market conditions and the decrease in maintenance expense is due to a decrease in contract elevator service. The decrease in the loss from the first six months of 2000 to the same period in 2001 is due to a decrease in maintenance expense and interest expense, combined with an increase in rental income. The decrease in maintenance expenses is due to a decrease in contracted elevator service. The decrease in interest expense is due to the timing of interest expense accruals. The increase in rental income is due to an increase in average occupancy (93% to 94%).

          In the second quarter of 2001, Registrant incurred a loss of $31,000 at Roseland including $17,000 of depreciation and amortization expense, compared to a loss of $31,000 including $18,000 of depreciation and amortization expense in the second quarter of 2000 and for the first six months of 2001 the Registrant incurred a loss of $54,000 including $35,000 of depreciation and amortization expense, compared to a loss of $47,000 for the same period in 2000, including $36,000 of depreciation and amortization expense. The increase in the loss from the first six months of 2000 compared to the same period in 2001 is due to an increase in utilities expense, partially offset by a decrease in insurance expense. The increase in utilities expense is due to an increase in electric charges. The decrease in insurance expense is due to insurance market conditions.

          In the second quarter of 2001, Registrant incurred a loss of $115,000 at Canal House including $113,000 of depreciation and amortization expense, compared to a loss of $82,000 including $98,000 of depreciation and amortization expense in the second quarter of 2000, and for the first six months of 2001, the Registrant incurred a loss of $276,000 including $226,000 of depreciation and amortization expense, compared to a loss $242,000 for the same period in 2000, including $197,000 of depreciation and amortization expense. The increase in the loss from the second quarter and the first six months of 2000 to the same period in 2001 is due to an increase in depreciation and amortization expense, partially offset by an increase in rental income. The increase in rental income is due to an increase average rental rates.

          In the second quarter of 2001, Registrant incurred a loss of $2,000 at Saunders Apartments compared to a loss of $7,000 in the second quarter of 2000 and, for the first six months of 2001 the Registrant incurred a loss of $8,000 compared to a loss $12,000 for the same period in 2000. The Registrant accounts for this investment on the equity method. The decrease in the loss is due to an increase in rental income and a decrease in maintenance expense. The decrease in maintenance expense is due to a decrease in various property repairs.

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

            31                  General     Partners    Opinion
                                Certification

            32 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


        (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended June 30, 2001.

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

             DIVERSIFIED HISTORIC INVESTORS VI

                           By: Dover Historic Advisors VI, its
                               general partner

                               By: EPK, Inc., managing partner


Date: July 19, 2004                By: /s/ Spencer Wertheimer
      -------------                    ----------------------
                                       SPENCER WERTHEIMER
                                       President (principal executive
                                       officer, principal financial
                                       officer)

                                                            Exhibit 31

                             CERTIFICATION

  I, Spencer Wertheimer, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarterly period ended June 30, 2001, of Diversified Historic Investors VI;

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

                                                            Exhibit 32

                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Diversified Historic Investors VI on Form 10-Q for the quarterly period ended June 30, 2001 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Spencer Wertheimer, President and Treasurer of the Company's managing partner, EPK, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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