Form 10-Q
period 2001-09-30
DIVERSIFIED HISTORIC INVESTORS VI
filed 2004-07-19
CIK 828604

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 2001
                               ----------------------------------

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

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------

                                Assets

                               September 30, 2001   December 31, 2000
                               ------------------   -----------------
                                (Unaudited)
Rental properties, at cost:
 Land                              $   950,238         $   950,238
 Buildings and improvements         27,122,815          27,285,223
 Furniture and fixtures              1,030,601             864,471
                                   -----------         -----------
                                    29,103,654          29,099,932
Less - accumulated depreciation    (14,085,389)        (13,243,935)
                                   -----------         -----------
                                    15,018,265          15,855,997
Cash and cash equivalents               63,817              46,215
Restricted cash                        329,518             365,806
Investment in affiliate                (60,535)            (48,006)
Other assets (net of
 amortization  of
 $852,676 and $751,489)                298,526             426,782
                                   -----------         -----------
     Total                         $15,649,591         $16,646,794
                                   ===========         ===========

                   Liabilities and Partners' Equity

Liabilities:
 Debt obligations                  $16,668,663         $16,857,962
 Accounts payable:
 Trade                               1,342,470           1,321,939
 Taxes                                  14,945              20,465
 Related parties                       457,464             446,202
 Other                                  15,271              10,824
Interest payable                     1,703,228           1,618,642
Tenant security deposits               178,089             168,550
                                   -----------         -----------
     Total liabilities              20,380,130          20,444,584
Partners' deficit                   (4,730,539)         (3,797,790)
                                   -----------         -----------
     Total                         $15,649,591         $16,646,794
                                   ===========         ===========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
                              (Unaudited)

                            Three months               Nine months
                         ended September 30,       ended September 30,
                           2001       2000          2001         2000
                           ----       ----          ----         ----
Revenues:
 Rental income          $580,772    $614,405    $1,814,518   $1,815,109
 Other income                  0       3,146         3,916        6,360
 Interest income             930       1,110         3,714        1,110
                        --------    --------    ----------   ----------
  Total revenues         581,702     618,661     1,822,148    1,822,579
                        --------    --------    ----------   ----------
Costs and expenses:
 Rental operations       226,963     331,870       950,167      973,776
 Interest                257,710     349,920       849,557    1,044,630
 Depreciation and
   amortization          328,705     291,901       942,643      874,481
                        --------    --------    ----------   ----------
  Total costs and
   expenses              813,378     973,691     2,742,367    2,892,887
                        --------    --------    ----------   ----------
Loss before equity
 in affiliate           (231,676)   (355,030)     (920,219)  (1,070,308)
Equity in net loss  of
 affiliate                (4,952)          0       (12,529)     (11,808)
                        --------    --------    ----------   ----------
Net loss               ($236,628)  ($355,030)  ($  932,748) ($1,082,116)
                        ========    ========    ==========   ==========

Net loss per limited
 partnership unit:
 Loss before equity in
  affiliate            ($   9.01)  ($  13.80)  ($    35.78) ($    41.62)
Equity in net loss of
affiliate                   (.19)       (.00)         (.49)        (.46)
                        --------    --------    ----------   ----------
Net loss               ($   9.20)  ($  13.80)  ($    36.27) ($    42.08)
                        ========    ========    ==========   ==========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                              (Unaudited)

                                             Nine months ended
                                               September 30,
                                             2001         2000
                                             ----         ----
Cash flows from operating activities:
 Net loss                                ($932,748)  ($1,082,116)
 Adjustments to reconcile net loss to
  net cash provided by operating activities:
  Depreciation and amortization            942,643       874,481
  Equity in loss of affiliate               12,529        11,808
 Changes in assets and liabilities:
  Increase in restricted cash               36,287         4,391
  Decrease (increase) in other assets       27,069       (28,250)
  Decrease in accounts payable taxes        (5,520)       (5,520)
  Increase in accounts payable - trade      20,531        29,378
  Increase (decrease) in accounts
   payable - related parties                11,262       (13,314)
  Increase (decrease) in accounts
   payable - other                           4,447       (33,761)
  Increase in interest payable              84,585       398,341
  Increase in tenant security deposits       9,538         3,456
  Increase in advances                           0        34,287
                                          --------    ----------
Net cash provided by operating activities  210,623       193,181
                                          --------    ----------
Cash flows from investing activities:
 Capital expenditures                       (3,722)       (5,809)
                                          --------    ----------
Net cash used in investing activities       (3,722)       (5,809)
                                          --------    ----------
Cash flows from financing activities:
 Principal payments                       (189,299)     (174,641)
                                          --------    ----------
Net cash used in financing activities     (189,299)     (174,641)
                                          --------    ----------
Increase in cash and cash equivalents       17,602        12,731
Cash and cash equivalents at
 beginning of period                        46,215        40,599
                                          --------    ----------
Cash and cash equivalents at end
 of period                                $ 63,817    $   53,330
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

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

          (1)  Liquidity

             As of September 30, 2001, Registrant had cash of $63,818. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

              As of September 30, 2001, Registrant had restricted cash of $329,518 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (3)  Results of Operations

              During the third quarter of 2001, Registrant incurred  a
net loss of $236,628 ($9.20 per limited partnership unit) compared to a net loss of $355,030 ($13.80 per limited partnership unit) for the same period in 2000. For the first nine months of 2001, the Registrant incurred a net loss of $932,478 ($36.26 per limited partnership unit) compared to a net loss of $1,082,116 ($42.08 per limited partnership unit) for the same period in 2000.

              Rental income decreased $33,633 from $614,405 in the third quarter of 2000 to $580,772 in the same period of 2001 and for the first nine months decreased $591 from $1,815,109 in the first nine months of 2000 to $1,814,518 in the same period in 2001. The decrease from the third quarter and the first nine months of 2000 to the same period in 2001 is due to a decrease in rental income at Roseland and at Strehlow Terrace, partially offset by an increase at Firehouse Square, Canal House, and Mater Dolorosa. The decrease in rental income at Roseland is due to a decrease in subsidized rental payments. The decrease at Strehlow Terrace is due to a non-recurring insurance recovery in 2000. The increase at Firehouse Square, Canal House, and Mater Dolorosa is due to an increase in average rental rates.

               Rental operations expense decreased $104,907 from $331,870 in the third quarter of 2000 to $226,963 in the same period of 2001 and for the first nine months decreased $23,609 from $973,776 in 2000 to $950,167 in the same period of 2001. The decrease in rental operations expense from the third quarter and the first nine months of 2000 to the same period in 2001 is due to a decrease in wages and salaries expense, maintenance expense and insurance expense. The decrease in wages and salaries expense is due to a decrease at Mater Dolorosa due to a decrease in contract security payroll. The decrease in maintenance expense at Firehouse Square is due to a decrease in roof repairs. The decrease in insurance expense at Canal House is due to insurance market conditions.

              Interest expense decreased by $92,210 from $349,920 in the third quarter of 2000 to $257,710 in the same period in 2001 and decreased $195,073 from $1,044,630 in the first nine months of 2000 to $849,557 for the same period in 2001. The decrease from the third quarter and the first nine months of 2000 to the same period in 2001 is due to a decrease in interest expense at Firehouse Square and Strehlow Terrace due to the timing of interest expense accruals.

               The   losses  incurred  during  the  quarter   at   the
Registrant's properties was $209,000, compared to a loss of approximately $336,000 for the same period in 2000. For the first nine months of 2001 the Registrant's properties incurred a loss of $850,000 compared to approximately $1,013,000 for the same period in 2000.

              In the third quarter of 2001, Registrant incurred a loss
of $82,000 at Firehouse Square including $87,000 of depreciation and amortization expense, compared to a loss of $167,000 including $64,000 of depreciation and amortization expense in the third quarter of 2000 and, for the first nine months of 2001, incurred a loss of $272,000 including $217,000 of depreciation and amortization expense, compared to a loss of $400,000 including $193,000 of depreciation and amortization expense for the same period in 2000. The decrease in the loss from the third quarter and the first nine months of 2000 to the same period in 2001 is due to an increase in rental income, and a decrease in maintenance expense and interest expense. The increase in rental income is due to an increase in average rental rates. The decrease in maintenance expense is due to a decrease in roof repairs and maintenance service. The decrease in interest expense is due to the timing of interest expense accruals.

              In the third quarter of 2001, Registrant incurred a loss of $68,000 at Canal House including $113,000 of depreciation and amortization expense, compared to a loss of $66,000 including $98,000 of depreciation and amortization expense in the third quarter of 2000. For the first nine months of 2001, the Registrant incurred a loss of $343,000 including $339,000 of depreciation and amortization expense, compared to a loss of $308,000 for the same period in 2000 including $295,000 of depreciation and amortization expense. The increase in income before depreciation and amortization from the third quarter of 2000 to the same period in 2001 is due to an increase in rental income and a decrease in utilities expense and leasing commissions. The increase in rental income is due to an increase in average rental rates. The decrease in utilities expense is due to a decrease in electricity charges. The decrease in leasing commissions is due to a decrease in turnover of apartment units. The decrease in loss before depreciation and amortization from the first nine months of 2000 to the same period in 2001 is due to an increase in rental income and a decrease in insurance expense. The increase in rental income is due to an increase in average rental rates. The decrease in insurance expense is due to insurance market conditions.

               In the third quarter of 2001, the Registrant incurred a loss of $45,000 including $60,000 of depreciation at Strehlow Terrace, compared to a loss of $85,000 including $60,000 of depreciation expense in the third quarter of 2000. For the first nine months of 2001, the Registrant incurred a loss of $152,000 including $181,000 of depreciation expense at Strehlow Terrace, compared to a loss of $239,000 including $180,000 of depreciation and amortization expense for the same period in 2000. The decrease in loss for the third quarter and the first nine months of 2001 to the same period in 2000 is due to a decrease in interest expense, partially offset by a decrease in rental income. The decrease in interest is due to the timing of interest expense accruals. The decrease in rental income is due to a non-recurring insurance recovery in 2000.

               Strehlow Terrace Apartments was foreclosed by the Department of Housing and Urban Development, the guarantor of the first mortgage, on April 30, 2002.

              In the third quarter of 2001, Registrant recognized income of $23,000 at Mater Dolorosa including $32,000 of depreciation and amortization expense, compared to income of $4,000 including $32,000 of depreciation and amortization expense in the third quarter of 2000 and, for the first nine months of 2001, the Registrant recognized income of $7,000 at Mater Dolorosa including $95,000 of depreciation and amortization expense, compared to income of $3,000 including $96,000 of depreciation and amortization expense for the same period in 2000. The increase in income for the third quarter and the first nine months of 2001 to the same periods in 2000 is due to an increase in rental income and decreases in legal and accounting expense and wages and salaries expense. The increase in rental income is due to an increase in average rental rates. The decrease in legal and accounting expense is due to a decrease in auditing expense. The decrease in wages and salaries expense is due to a decrease in contract security payroll.


           In the third quarter of 2001, Registrant incurred a loss of $37,000 at Roseland including $17,000 of depreciation and amortization expense, compared to a loss of $22,000 including $18,000 of depreciation in the third quarter of 2000 and, for the first nine months of 2001, the Registrant incurred a loss of $90,000 including $52,000 of depreciation and amortization expense, compared to a loss of $69,000, including $53,000 of depreciation and amortization expense for the same period in 2000. The increase in loss from the third quarter and the first nine months of 2000 to the same period in 2001 is due to a decrease in rental income and increases in utilities expense and wages and salaries expense. The decrease in rental income is due to a decrease in subsidized rental payments. The increase in utilities expense is due to an increase in electric, water, and sewer charges. The increase in wages and salaries expense is due to an increase in resident managers salaries.

              The Registrant owns a minority interest in Saunders Apartments which it accounts for on the equity method. The Registrant does not include the assets or liabilities of Saunders Apartments in its consolidated financial statements. The following operating information is provided for the property. For the third quarter and the first nine months of 2001 Registrant incurred a loss of $13,000 at Saunders Apartments compared to a loss of $12,000 for the same period of 2000. The increase in the loss from the third quarter and first nine months of 2001 to the same period in 2000 is due to an increase in wages and salaries expense. The increase is due to an increase in managers and assistant managers salaries and employee benefits expense.

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

            31                  General     Partners    Opinion
                                Certification

            32 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended September 30, 2001.

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

             DIVERSIFIED HISTORIC INVESTORS VI

                           By: Dover Historic Advisors VI, its
                               general partner

                               By: EPK, Inc., managing partner


Date: July 19, 2004                By: /s/ Spencer Wertheimer
      -------------                    ----------------------
                                       SPENCER WERTHEIMER
                                       President (principal executive
                                       officer, principal financial
                                       officer)

                                                            Exhibit 31

                             CERTIFICATION

  I, Spencer Wertheimer, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarterly period ended September 30, 2001, of Diversified Historic Investors VI;

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

                                                            Exhibit 32

                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Diversified Historic Investors VI on Form 10-Q for the quarterly period ended September 30, 2001 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Spencer Wertheimer, President and Treasurer of the Company's managing partner, EPK, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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