Form 10-K
period 2001-12-31
DIVERSIFIED HISTORIC INVESTORS VI
filed 2004-07-21
CIK 828604

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-K

(Mark One)
[X]  ANNUAL  REPORT  PURSUANT  TO SECTION  13  OR  15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended        December 31, 2001
                          ---------------------------------------

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

Aggregate  market  value of Units held by non-affiliates  of  the
Registrant: Not Applicable*
            ---------------

* Securities not quoted in any trading market to Registrant's knowledge.

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).  Yes      No   X
                                           -----    -----

                                PART I

Item 1.      Business

          a. General Development of Business

              Diversified Historic Investors VI ("Registrant") is a limited partnership formed in 1988 under Pennsylvania law. As of December 31, 2001, Registrant had outstanding 25,461 units of limited partnership interest (the "Units").

              Registrant is presently in its operating stage. It originally owned eight properties or interests therein. Interest in two properties have been lost through foreclosure and an interest in a third property has been reduced substantially. See Item 2. Properties, for a description thereof. For a discussion of the operations  of  the  Registrant, see Part  II.  Item  7.  Management's
Discussion  and  Analysis  of  Financial  Condition  and  Results   of
Operations.

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

              As of December 31, 2001, Registrant owned interests in six properties, located in Nebraska (three), Virginia (one), Pennsylvania (one), and Louisiana (one). In total, the properties contain 100 apartment units, 149 condominium units used as rental units, and 42,772 square feet ("sf") of commercial/retail space. As of December 31, 2001, 219 of the apartment and condominium units were under lease (88%) at monthly rental rates ranging from $246 to $1,550. In addition, 44,115 sf of commercial/retail space was under lease (100%) at annual rates ranging from $7.12 to $24.14 per sf. Rental of the apartments and commercial space is not expected to be seasonal. For a further discussion of the properties, see Item 2. Properties.

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

            d. Financial Information About Foreign and Domestic Operations and Export Sales

             See Item 8. Financial Statements and Supplementary Data.

Item 2.      Properties

           As of December 31, 2001, Registrant owned interests in five partnerships that each owns one property and a minority interest in an additional partnership that owns one property. A summary description of each property is given below.

           a. Firehouse Square - consists of 31,431 sf of commercial space at 902-910 King Street in Alexandria, Virginia. In December 1988, Registrant was admitted, with a 90% general partner interest, to Firehouse Square General Partnership ("FSGP"), a Virginia general partnership, for a cash capital contribution of $1,750,000. FSGP acquired and rehabilitated the property for $5,660,000 ($151.51 per
sf), funded by the equity contribution and a mortgage note payable of $4,207,000. On June 1, 1993, the first mortgage was modified. The terms of the modification included the addition of all accrued and unpaid interest ($218,728) to the principal balance and revision of the payment terms. The lender also advanced $40,711 for real estate taxes and $33,627 for tenant improvements. Monthly payments of interest to the new note holder were to be made in an amount equal to net operating income. The note accrued interest at prime plus 1/2%. On November 16, 1994, the new first mortgage holder foreclosed upon its mortgage. By "credit bidding" its mortgage, the mortgage holder became the successful bidder at sale. The first mortgage holder sold its successful bid to a partnership known as 901 King Street
Associates ("KSA"). KSA is a general partnership owned 90% by the Registrant. The selling price of the mortgage was the amount that the mortgage had been immediately prior to foreclosure. The obligation has terms materially the same as the original mortgage loan and is secured by a new mortgage on the property. Therefore, after the sale, the Registrant's interest in the property was unchanged. The principal balance of the mortgage at December 31, 1997 was $4,304,188. The note accrued interest at prime plus 1/2% and the entire principal balance was due October 1998. In June 1995, the Registrant refinanced $900,000 of the first mortgage. This loan bore interest at 9.75%, was payable in monthly installments of principal and interest of $8,021 and was due in June 2005. In November 1998, both mortgages were refinanced. The first mortgage was refinanced with a $1,937,000 mortgage (principal balance of $1,849,227 at December 31, 2001) which bears interest at 7.08%, is payable in monthly installments of principal and interest of $13,789 and is due in November 2008. The second mortgage was refinanced with a $4,330,107 mortgage (principal balance of $4,367,913 at December 31, 2001) which bears interest at 7%, is due in December 2008 with monthly payments of interest to be made in an amount equal to net operating income. Proceeds from the refinancing of the first mortgage were used to reduce the second mortgage principal.

              In September 2002, the mortgages were refinanced. The principal balance of the first mortgage was increased to $3,520,000 and the net proceeds were used to reduce the second mortgage. In exchange for a 20% ownership interest in and a preferred return from KSA, the second mortgage holder converted the balance of its outstanding debt to equity. The new first mortgage bears interest at
6.75 % and is due March 1, 2013.

              The property is managed by BCMI. As of December 31, 2001, all 31,431 sf of space were under lease (100%) at annual rates ranging from $7.56 to $22.18 per sf. The occupancy for the previous four years was 100% for 2000, 1999, and 1998, and 94% for 1997. The average annual rent was $7.34 to $21.53 for 2000, and $7.12 to $20.89 for 1999,1998, and 1997. There are three tenants who each occupy ten percent or more of the rentable square footage. They operate principally as a law firm, an architectural firm and a computer company. All leases are operating leases and the minimum future rentals on the non-cancelable leases as of December 31, 2001 are $866,610.
              The following is a table showing commercial lease expirations at Firehouse Square for the next five years.


                                         Total annual
            Number of   Total sf of     rental covered       % of gross
             leases      expiring        by expiring       annual rental
Year        expiring      leases           leases          from property

 2002          4             13,227       $216,570             43%
 2003          5             14,286        244,805             45%
 2004          0                  0              0              0%
 2005          1              1,344         28,224              4%
 2006          1              2,574         48,906              8%


             For tax purposes, this property has a basis of $4,227,405 and is depreciated using the straight-line method with a useful life of 39 years. The annual real estate taxes are $39,710. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

          b. Roseland - consists of 17 low-income apartments and 3,000 sf of retail space at 4932 South 24th Street in South Omaha, Nebraska. In July 1988, Registrant was admitted with a 98% general partner interest and a 1% limited partner interest to Roseland Redevelopment Partners ("RRP"), a Nebraska limited partnership, for a cash capital contribution of $700,000. RRP acquired and rehabilitated the property for $1,680,000 ($70.29 per sf), funded by the equity contribution and three notes payable. The first note payable of $500,000 is non-interest bearing with principal due upon sale of the property; the second note payable of $63,313 bore interest at 9.16%, with interest adjusting every three years based on the three-year Treasury Bill rate plus 250 basis points, was payable in semi-annual installments of principal and interest of $4,856 and was due in November 2001. The third note payable of $370,000 (principal balance of $323,279 at December 31, 2001) bears interest at 8%, is payable in monthly installments of principal and interest of $3,083 and is due in August 2006.

              The property is managed by an independent property management firm. On December 31, 2001, 15 of the units were leased (71%) at monthly rents of $151 to $475 and 3,000 sf of commercial space (100%) was leased at annual rents ranging from $3.00 to $8.00 per sf. All residential leases are renewable, one-year leases. The occupancy for the residential units for the previous four years was 80% for 2000, 80% for 1999, 82% for 1998, and 92% for 1997. The
monthly rental range has been approximately the same since 1995. The commercial space has been 100% occupied since 1995. The range for annual rents has been $3.00 to $8.00 for 2000, $3.13 to $5.00 per sf for 1999 and 1998, and $3.13 to $5.50 per sf for 1997. There is one tenant who occupies ten percent or more of the rentable square footage. It principally functions as a tax counseling provider. All commercial leases are operating leases and the minimum future rentals on the noncancelable leases as of December 31, 2001 are $8,400.

              The following is a table showing commercial lease expirations at Roseland for the next five years:


                                         Total annual
            Number of   Total sf of     rental covered
             leases      expiring        by expiring        % of gross
Year        expiring      leases           leases          annual rental

 2002          0                  0          $    0              0%
 2003          1                600           4,800              7
 2004          0                  0               0              0
 2005          0                  0               0              0
 2006          0                  0               0              0

             For tax purposes, this property has a basis of $1,715,564 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $1,268. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

           c. Mater Dolorosa Apartments - consists of 68 low income apartments located at 1265 South Carrollton Avenue in New Orleans, Louisiana. In July 1988, Registrant was admitted with a 90% general partnership interest to Mater Dolorosa General Partnership ("MDGP") a Pennsylvania general partnership, for a cash contribution of $1,519,000. MDGP acquired and rehabilitated the property for $3,149,000 ($59.39 per sf), funded by the equity contribution and a note payable of $1,790,000. The note payable bears interest at 8.5%, is payable in monthly installments of principal and interest of $17,627, and is due in April 2005 (principal balance at December 31, 2001 of $446,261).

              The property is managed by a property management firm which is an affiliate of the Registrant's co-general partner of MDGP. At December 31, 2001, 66 of the units were rented (97%) at monthly rents of $530 to $625. All leases are renewable, one-year leases. The occupancy for the previous four years was 100% for 2000, 97% for 1999, 1998, and 1997. The monthly rental range was $519 to $621 in
2000, and has been approximately the same since 1995. For tax purposes, this property has a basis of $2,803,265 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $5,541. There is no one tenant who occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

           d. Strehlow Terrace Apartments - consists of 70 low income apartment units located at 2024 North 16th Street, Omaha, Nebraska. In January 1989, Registrant was admitted with a 98% general partner interest to Strehlow Terrace Apartments Limited Partnership ("STALP"), a Nebraska limited partnership, for a cash capital contribution of $2,250,000. STALP acquired and rehabilitated the property for $5,817,000 ($52.02 per sf) funded by the equity contribution and three mortgage loans. The first loan, financed through the Governmental National Mortgage Association ("GNMA") is for $1,789,000 (principal balance at December 31, 2001 of $1,775,053), bears interest at 10-1/4%, is payable in monthly installments of principal and interest of $15,540, and is due in 2030. In August 1993, six units were damaged by a fire at Strehlow Terrace. Due to the financial difficulties caused by the fire, STALP fell behind on its monthly debt service by several months. Although the property was able to reduce the arrearage by 50% and commenced regular, monthly payments by May 1994, the loan was declared in default and was assigned by GNMA to the Federal Housing Administration/Housing and Urban Development ("FHA/HUD") on June 24, 1994. As of December 31, 2001, workout opportunities with HUD continue to be suspended. The other two loans were made by the City of Omaha. One, in the amount of $1,700,000, bears interest at 1%, and the other, in the amount of $75,000, is non-interest bearing. The principal and applicable interest on both City of Omaha loans is due upon the sale of the property or in the year 2030, whichever is earlier.

              The  property  is  managed by  an  independent  property
management firm. On December 31, 2001, 47 of the apartments were leased (67%) at monthly rents ranging from $200 to $577. All leases are renewable, one-year leases. The occupancy for the previous four years was 89% for 2000, 98% for 1999, 97% for 1998, and 97% for 1997.
The monthly rental range has been approximately the same since 1995. For tax purposes, this property has a basis of $4,886,283 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $14,982. No one tenant occupies ten percent of more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

             Strehlow Terrace Apartments was foreclosed by the Department of Housing and Urban Development, the guarantor of the first mortgage, on April 30, 2002.

           e. Canal House - consists of 71 residential condominium units and 8,341sf of commercial condominium space located at 4250-4312 Main Street, Manayunk, Pennsylvania. In February 1989, Registrant was admitted to Canal House Historic Associates ("CHHA"), a Pennsylvania limited partnership, with a 99% general partner interest for a cash contribution of $6,000,000. During 1990, Registrant made an additional cash contribution of $200,000. The 1% limited partnership interest is also controlled by Registrant; it is held by a Pennsylvania corporation whose stock is owned by Registrant. CHHA acquired and rehabilitated the property for $9,700,000 ($94.41 per sf) which was funded by the equity contribution and a loan of $4,000,000 with interest at 7.75% and monthly principal and interest payments (based on a 30-year amortization schedule). In October 1995, the Registrant ceased making debt service payments. The loan was sold in December 1995. The Registrant entered into an agreement with the new holder of the note (principal balance of $1,520,117 at December 31,
2001) whereby the maturity of the loan was extended to December 2002 and monthly payments of interest are to be made to the new note holder in an amount equal to net operating income. In April 1996, the Registrant refinanced $3,216,000 of the first mortgage. This new loan was a first mortgage which bore interest at 8.75%, payable in monthly installments of principal and interest of $25,300 and was due in April 2003. In September 1998, the second mortgage lender advanced the property $3,907,200 to repay the first mortgage with the intention of refinancing the first mortgage at a lower interest rate. This refinancing was completed in January 1999 with a $4,000,000 mortgage loan which bears interest at 7.22%, is payable in monthly payments of principal and interest of $27,206 and is due in January 2009.

             The property is managed by BCMI. At December 31, 2001, 69 of the residential units were under lease (97%) at monthly rents of $725 to $1,695, and 7,306 sf of commercial space was under lease (88%) at annual rents ranging from $22.80 to $26.87 per sf. All residential leases are renewable, one-year leases. The occupancy for the residential units for the previous four years was 96% for 2000, 93% for 1999, 92% for 1998, and 94% for 1997. The monthly rental range has been approximately the same since 1995. The occupancy for the commercial space was 100% for 2000, 1999, and 1998, and 90% for 1997. The range for annual rents was $22.47 to $23.22 for 2000, $7.12 to $20.89 for 1999, $19.00 to $24.14 per sf for 1998, and $19.00 to
$23.11 per sf for 1997. There are no tenants who occupy ten percent or more of the rentable square footage. All leases are operating leases and the minimum future rentals on the noncancelable leases as of December 31, 2001 are $691,088.
              The  following  is  a  table  showing  commercial  lease
expirations at Canal House for the next five years.

                                          Total annual
            Number of   Total sf of     rental covered
             leases      expiring        by expiring        % of gross
Year        expiring      leases           leases          annual rental

2002           1            850           $ 19,740             2%
2003           0              0                  0             0
2004           0              0                  0             0
2005           1          2,426             55,313             5
2006           1          4,030            108,288            11


             For tax purposes, this property has a basis of $8,488,548 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $93,268. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

           f. Saunders Apartments - consists of 23 low-income apartments at 415 North 41st Avenue in Omaha, Nebraska. Registrant acquired a 99% joint venture interest in Saunders Apartments Joint Venture ("SAJV"), a Nebraska Joint Venture, for a cash capital contribution of $875,000. SAJV acquired and rehabilitated the property for $1,815,000 ($79.96 per sf), funded by the equity contribution and a mortgage payable of $675,000. The note was retired with $285,000 advanced from Registrant's co-general partner, and a mortgage note payable of $395,000 (principal balance at December 31, 2001 of $266,415). The mortgage note bears interest at 10.87%, is payable in monthly installments of $3,723 and matured in May 1997. On June 1, 1993 an amended and restated joint venture agreement was reached whereby the Registrant's interest was reduced to a 30% interest.

              The property is managed by an independent property management firm. As of December 31, 2001, 23 units were under lease (96%) with rents ranging from $385 to $430. All leases are renewable, one-year leases. The occupancy for the previous four years was 96% for 2000, 100% for 1999, 100% for 1998, and 93% for 1997. The monthly rental range has been approximately the same since 1995. For tax purposes, this property has a basis of $2,010,482 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $7,923. No one tenant occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

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

                                PART II

Item   5.     Market  for  Registrant's  Common  Equity  and   Related
Stockholder Matters

          a. There is no established public trading market for the Units. Registrant does not anticipate any such market will develop. Trading in the units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 203 units were sold or exchanged of record in 2001.

          b. As of December 31, 2001, there were 2,827 record holders of Units.

        c.   Registrant did not declare any cash dividends in 2001 or 2000.

Item 6.   Selected Financial Data

         The following selected financial data are for the five years ended December 31, 2001. This data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                     2001       2000        1999        1998        1997
                     ----       ----        ----        ----        ----
Rental income  $ 2,434,782 $ 2,445,698 $ 2,373,232 $ 2,295,927 $ 2,332,312
Interest income      4,681       6,966       3,677       2,783         949
Net loss         1,395,838   1,338,104   1,650,894   2,447,292   2,016,133
Net loss
 per Unit            54.27       52.03       64.19       95.16       78.40
Total assets
 (net of
 depreciation
 and amorti-
 zation         15,571,065  16,646,793  17,740,808  18,878,736  19,709,306
 and
 amortization)
Debt
 obligations    16,616,789  16,857,962  17,077,741  17,161,190  15,451,686


Note: See Part II, Item 7.3 Results of Operations for a discussion of factors which materially affect the comparability of the information reflected in the above table.

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

          (1)  Liquidity

              At December 31, 2001, Registrant had total unrestricted cash of $38,973. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

              As of December 31, 2001, Registrant had restricted cash of $294,265 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

              On   June  30,  2002,  the  Registrant's  investment  in
Saunders Apartments was sold for $25,000. The proceeds of the sale were used to pay the accrued expenses of the Registrant.

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

          (3)  Results of Operations

             During 2001, Registrant incurred a net loss of $1,395,838 ($54.27 per limited partnership unit) compared to a net loss of $1,338,104 ($52.03 per limited partnership unit) in 2000 and a net loss of $1,650,894 ($64.84 per limited partnership unit) in 1999.

              Rental income increased from $2,373,232 in 1999 to $2,445,698 in 2000 and decreased to $2,434,782 in 2001. The decrease from 2000 to 2001 is due to a decrease in average occupancy at Strehlow, partially offset by an increase in the average rental rates at Canal House and Firehouse Square. The increase from 1999 to 2000 is due to an increase in average occupancy at Canal House and Mater Dolorosa, partially offset by a decrease in average occupancy at Roseland and Strehlow.

              Rental operations expense increased from $1,123,015 in 1999 to $1,192,754 in 2000 and to $1,247,800 in 2001. The increase from 2000 to 2001 is due to an increase in maintenance expense at Canal House, Mater Dolorosa, and Roseland, an increase in utilities expense at Strehlow and Roseland, and an increase in insurance expense at Canal House and Mater Dolorosa. The increase from 1999 to 2000 is due increases in accounting fees and commissions expense at Canal House, wages and salaries expense at Mater Dolorosa and Strehlow and maintenance expense at Firehouse Square, partially offset by a decrease in maintenance expense at Strehlow.

              Interest expense decreased from $1,411,077 in 1999 to $1,398,919 in 2000 and to $1,397,720 in 2001. The decrease from 2000 to 2001 and from 1999 to 2000 is due to a decrease in the principal balance on which interest is calculated.

              Depreciation and amortization expense decreased from $1,229,432 in 1999 to $1,178,867 in 2000 and increased to $1,190,197 in 2001. The decrease from 1999 to 2000 is due to the full amortization of loan costs at Canal House in 1999.

               In 2001, losses of $1,293,000 were incurred at Registrant's properties compared to losses of $ 1,227,000 in 2000 and $1,301,000 in 1999. A discussion of property operations/activities follows:

              In 2001, Registrant incurred a loss of $86,000 at Roseland, including $69,000 of depreciation expense, compared to a loss of $79,000, including $70,000 of depreciation expense, in 2000 and a loss of $77,000 including, $71,000 of depreciation expense, in 1999. Since Roseland is a low income housing property, rents are fixed in relation to specified income levels. As a result, similar to Mater Dolorosa and Strehlow Terrace discussed below, the property experiences high occupancy levels but rental income remains low. The increase in loss from 2000 to 2001 is due to an increase in utilities expense and maintenance expense. The increase in utilities expense is due to an increase in electricity expense and the increase in maintenance expense is due to an increase in apartment preparation expenses. The increase in the loss from 1999 to 2000 is due to a decrease in rental income and an increase in maintenance expense, partially offset by a decrease in legal and accounting expense and wages and salaries expense.

              In 2001, Registrant incurred a loss of $460,000 at Firehouse Square, including $276,000 of depreciation and amortization expense, compared to a loss of $499,000, including $268,000 of depreciation and amortization expense, in 2000 and a loss of $480,000, including $261,000 of depreciation and amortization expense in 1999. The decrease in loss from 2000 to 2001 is due to an increase in rental income, partially offset by an increase in depreciation and interest expense. The increase in rental income is due to an increase in average rental rates. The increase in loss from 1999 to 2000 is due to an increase in rental and interest income, partially offset by an increase in maintenance expense. The increase in rental income is due to an increase in average occupancy and the increase in interest income is due to interest earned on a lender reserve balance. The increase in maintenance expense is due to an increase in maintenance service and plumbing and electrical expense.

             In 2001, Registrant recognized income of $16,000 at Mater Dolorosa, including depreciation expense of $126,000, compared to income of $21,000, including depreciation expense, of $126,000 in 2000 and a loss of $9,000, including depreciation expense, of $127,000 in 1999. Since Mater Dolorosa is a low income housing property, rents are fixed in relation to specified income levels. As a result, similar to Roseland and Strehlow Terrace, the property experiences high occupancy levels but rental income remains low. The decrease in income from 2000 to 2001 is due to an increase in insurance expense and maintenance expense. The increase in maintenance expense is due to an increase in repairs expense. The increase in income from 1999 to 2000 is due to an increase in rental income, partially offset by an increase in operating expenses. The increase in rental income is due to an increase in occupancy. The increase in operating expenses is due to an increase in utilities expense and wages and salaries expense, partially offset by a decrease in maintenance expense and real estate tax expense.

              In  2001,  Registrant incurred a  loss  of  $449,000  at
Strehlow   Terrace  Apartments,  including  depreciation  expense   of
242,000, compared to a loss of $325,000, including $240,000 of depreciation expense, in 2000 and a loss of $306,000, including $239,000 of depreciation expense, in 1999. Since Strehlow is a low income housing property, rents are fixed in relation to specified income levels. As a result, similar to Registrant's other low-income properties, the property experiences high occupancy levels but rental income remains low. The increase in loss from 2000 to 2001 is due to an increase in operating expenses and a decrease in rental income. The decrease in rental income is due to a decrease in average occupancy and the increase in operating expense is due to an increase in utilities expense and management fees. The increase in loss from 1999 to 2000 is due to a decrease in rental income and an increase in operating expenses. The decrease in rental income is due to a decrease in average occupancy and the increase in operating expenses is due to an increase in legal fees. Legal fees increased due to HUD foreclosure proceedings.

               Strehlow Terrace Apartments was foreclosed by the Department of Housing and Urban Development, the guarantor of the first mortgage, on April 30, 2002.

              In 2001, Registrant incurred a loss of $314,000 at Canal
House, including $400,000 of depreciation and amortization expense compared to a loss of $344,000 including depreciation and amortization expense of $396,000 in 2000 and a loss of $447,000 including depreciation and amortization expense of $455,000 in 1999. The decrease in loss from 2000 to 2001 is due to an increase in rental income, partially offset by an increase in operating expense. The increase in rental income is due to an increase in average rental rates and the increase in operating expense is due to an increase in commissions expense and real estate tax expense. The decrease in loss from 1999 to 2000 is due to an increase in rental income and a decrease in amortization expense, partially offset by an increase in operating expenses. The increase in rental income is due to an increase in average occupancy and the decrease in amortization expense is due to the full amoritzation of loan costs in 1999. The increase in operating expenses is due to an increase in commissions expense and accounting expense, due to the accrual of prior year accounting fees.

             Summary of Equity Method Investments

              In 2001, Registrant incurred a loss of $11,000 at Saunders Apartments compared to a loss of $20,000 in 2000 and a loss of $19,000 in 1999. The decrease in loss from 2000 to 2001 is due to an increase in rental income and a decrease in maintenance expense. The increase in rental income is due to an increase in occupancy and the decrease in maintenance expense is due to a decrease in apartment preparation expenses and repairs expense. The increase in loss from 1999 to 2000 is due to an increase in maintenance expense. The increase in maintenance expense is due to an increase in cleaning service and repairs expense.

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

                     Independent Auditor's Report

To the Partners of Diversified Historic Investors VI


We have audited the accompanying consolidated balance sheet of Diversified Historic Investors VI (a Pennsylvania limited partnership) and subsidiaries as of December 31, 2001 and 2000 and the related statements of operations, changes in partners' equity and cash flows for the years ended December 31, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Strehlow Terrace Apartments Limited Partnership, which reflect total assets of $3,344,968 and $3,336,607 as of December 31, 2001 and 2000 and total revenues of $262,574 and $364,615, respectively, for the years then ended. In addition, we did not audit the financial statements of Mater Dolorosa General Partnership which reflect assets of $1,509,658 and $1,625,365 as of December 31, 2001 and 2000 and total revenues of $426,567 and $429,229, respectively, for the years then ended. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included
Strehlow Terrace Apartments Limited Partnership and Mater Dolorosa General Partnership, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversified Historic Investors VI as of December 31, 2001 and 2000, and the results of operations and cash flows for the years ended December 31, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

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




Gross, Kreger & Passio, L.L.C.
Philadelphia, Pennsylvania
May 28, 2004

                     Independent Auditor's Report

To the Partners of
Strehlow Terrace Apartments Limited Partnership

We have audited the accompanying balance sheets of Strehlow Terrace Apartments Limited Partnership, (a Nebraska limited partnership), FHA Project No. 103-94006, as of December 31, 2001 and 2000, and the related statements of operations, partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Strehlow Terrace Apartments Limited Partnership at December 31, 2001 and 2000, and the results of its operations, changes in partners' deficit and cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, we have also issued a report dated May 28, 2002 on our consideration of the Partnership's internal control structure and reports dated May 28, 2002 on its compliance with specific requirements applicable to Fair Housing and Non-discrimination, and specific requirements applicable to its major HUD program and its non-major HUD program transactions.

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

Blackman & Associates, P.C.
Omaha, Nebraska
May 28, 2002

                     Independent Auditor's Report

To the Partners of
Mater Dolorosa General Partnership

We have audited the accompanying balance sheets of Mater Dolorosa General Partnership, for December 31, 2001 and 2000 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mater Dolorosa General Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Pailet, Meunier and LeBlanc, L.L.P.
Metairie, Louisiana
February 20, 2002

                   DIVERSIFIED HISTORIC INVESTORS VI
                        (a limited partnership)

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
              ------------------------------------------

                   AND FINANCIAL STATEMENT SCHEDULES
                   ---------------------------------


Consolidated financial statements:                               Page

     Consolidated Balance Sheets at December 31, 2001 and 2000    20

     Consolidated Statements of Operations for the Years
      Ended December 31, 2001, 2000, and 1999                     21

     Consolidated Statements of Changes in Partners' Equity
      for the Years Ended December 31, 2001, 2000, and 1999       22

     Consolidated Statements of Cash Flows for the Years
      Ended December 31, 2001, 2000, and 1999                     23

     Notes to consolidated financial statements                 24-32


Financial statement schedules:

     Schedule XI - Real Estate and Accumulated Depreciation      33

     Notes to Schedule XI                                        34



All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                   DIVERSIFIED HISTORIC INVESTORS VI
                        (a limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
                      December 31, 2001 and 2000

                                Assets

                                              2001        2000
                                              ----        ----
Rental properties at cost:
  Land                                  $   950,238  $   950,238
  Buildings and improvements             27,280,952   27,373,551
  Furniture and fixtures                    970,440      776,142
                                        -----------  -----------
                                         29,201,630   29,099,931
     Less - accumulated depreciation    (14,365,627) (13,243,935)
                                        -----------  -----------
                                         14,836,003   15,855,996
Cash and cash equivalents                    38,973       46,215
Restricted cash                             294,265      365,806
Investment in affiliate                     (59,113)     (48,006)
Other assets (net of accumulated
amortization of $819,993 and $751,489)      460,937      426,782
                                        -----------  -----------
         Total                          $15,571,065  $16,646,793
                                        ===========  ===========

                 Liabilities and Partners' Equity
Liabilities:
 Debt obligations                      $16,616,789   $16,857,962
  Accounts payable:
   Trade                                 1,423,037     1,321,939
   Taxes                                    21,780        20,465
   Related parties                         481,605       446,202
   Other                                    28,717        10,824
  Interest payable                       2,022,602     1,618,641
  Tenant security deposits                 134,443       168,550
  Advances                                  35,720             0
                                       -----------   -----------
         Total liabilities              20,764,693    20,444,583
Partners' deficit                       (5,193,628)   (3,797,790)
                                       -----------   -----------
         Total                         $15,571,065   $16,646,793
                                       ===========   ===========

The accompanying notes are an integral part of these finanicial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------

         For the years ended December 31, 2001, 2000 and 1999

                                       2001        2000        1999
                                       ----        ----        ----
Revenues:
 Rental income                    $2,434,782   $2,445,698   $2,373,232
 Other income                         11,523            0       10,670
 Interest income                       4,681        6,966        3,677
                                  ----------   ----------   ----------
         Total revenues            2,450,986    2,452,664    2,387,579
                                  ----------   ----------   ----------
Costs and expenses:
 Rental operations                 1,247,800    1,192,754    1,123,015
 General and administrative                0            0      256,142
 Interest                          1,397,720    1,398,919    1,411,077
 Depreciation and amortization     1,190,197    1,178,867    1,229,432
                                  ----------   ----------   ----------
         Total costs and expenses  3,835,717    3,770,540    4,019,666
                                  ----------   ----------   ----------
Loss before equity in affiliate   (1,384,731)  (1,317,876)  (1,632,087)
Equity in net loss of affiliate      (11,107)     (20,228)     (18,807)
                                  ----------   ----------   ----------
Net loss                         ($1,395,838) ($1,338,104) ($1,650,894)
                                  ==========   ==========   ==========


Net loss per limited
 partnership unit:
 Loss before equity in
  affiliate                      ($    53.84)  ($   51.24) ($    63.46)
 Equity in net loss of
  affiliate                            (0.43)       (0.79)       (0.73)
                                  ----------   ----------   ----------
                                 ($    54.27) ($    52.03) ($    64.19)
                                  ==========   ==========   ==========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                        (a limited partnership)

         CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY
         -----------------------------------------------------

         For the years ended December 31, 2001, 2000 and 1999

                                      Dover
                                    Historic     Limited
                                    Advisors     Partners
                                     VI (1)        (2)         Total
                                    --------     --------      -----
Percentage participation in
 profit or loss                       1%           99%          100%
                                      ==           ===          ====

Balance at December 31, 1997      ($194,274)   $1,832,774    $1,638,500
Net loss                            (24,473)   (2,422,819)   (2,447,292)
                                   --------    ----------    ----------
Balance at December 31, 1998       (218,747)     (590,045)     (808,792)
Net loss                            (16,509)   (1,634,385)   (1,650,894)
                                   --------    ----------    ----------
Balance at December 31, 1999       (235,256)   (2,224,430)   (2,459,686)
Net loss                            (13,381)   (1,324,723)   (1,338,104)
                                   --------    ----------    ----------
Balance at December 31, 2000      ($248,637)   (3,549,153)   (3,797,790)
Net loss                            (13,958)   (1,381,880)   (1,395,838)
                                   --------    ----------    ----------
Balance at December 31, 2001      ($262,595)  ($4,931,033)  ($5,193,628)
                                   ========    ==========    ==========


 (1) General Partner.

 (2) 25,461 limited partnership units outstanding at December 31, 2001, 2000, and 1999.

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
         For the years ended December 31, 2001, 2000 and 1999


                                         2001         2000       1999
                                         ----         ----       ----
Cash flows from operating  activities:
 Net loss                           ($1,395,838)($1,338,104)($1,650,894)
  Adjustments to reconcile net
   loss to net cash provided
    by operating activities:
   Depreciation and amortization      1,190,197   1,178,867   1,229,432
   Equity in loss of affiliate           11,107      20,228      18,807
  Changes in assets and liabilities:
  Decrease (increase) in
   restricted cash                       71,541        (175)    (84,734)
  (Increase) decrease in other assets  (102,659)     (9,447)     12,374
  Increase (decrease) in accounts
   payable - trade                      101,098      (1,237)    241,400
  Increase (decrease) in accounts
   payable - taxes                        1,315       1,668      (1,695)
  Increase in accounts payable -
   related party                         35,403      29,693      19,980
  Increase (decrease) in accounts
   payable - other                       17,893     (40,283)     24,068
  Increase in interest payable          403,960     443,163     304,836
  (Decrease) increase in tenant
   security deposits                    (34,107)     30,866       7,826
   Increase in advances                  35,720           0           0
                                     ----------  ----------  ----------
Net cash provided by
 operating activities                   335,630     315,239     121,400
                                     ----------  ----------  ----------
Cash flows from investing
 activities:
  Capital improvements                 (101,699)    (89,844)    (25,416)
                                     ----------  ----------  ----------
Net cash used in investing
 activities                            (101,699)    (89,844)    (25,416)
                                     ----------  ----------  ----------
Cash flows from financing activities:
 Proceeds from debt financing                 0           0      25,416
 Principal payments                    (241,173)   (219,779)   (108,865)
                                     ----------  ----------  ----------
Net cash used in financing activities  (241,173)   (219,779)    (83,449)
                                     ----------  ----------  ----------
(Decrease) increase in cash and
 cash equivalents                        (7,242)      5,616      12,535
Cash and cash equivalents at
 beginning of year                       46,215      40,599      28,064
                                     ----------  ----------  ----------
Cash and cash equivalents at end
 of year                             $   38,973  $   46,215  $   40,599
                                     ==========  ==========  ==========

Supplemental Disclosure of Cash Flow
 Information:
 Cash paid during the year for
  interest                           $1,397,720  $1,398,919  $1,106,241

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

3.   Net Loss Per Partnership Unit

The net loss per limited partnership unit is based on the weighted average number of limited partnership units outstanding (25,461 units in 2001, 2000 and 1999).
3.   Costs of Issuance

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

Minimum future commercial rentals on operating leases as of December 31, 2001 are as follows:

                 2002             $677,763
                 2003              353,370
                 2004              247,655
                 2005              208,465
                 2006               70,446

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

NOTE F - DEBT OBLIGATIONS

Debt obligations were as follows:                  December 31,
                                                 2001         2000
                                                 ----         ----
Note   payable,   non-interest   bearing;    $  500,000  $  500,000
principal  due  upon  sale  of  property;
collateralized    by    related    rental
property.


Note payable, interest at 7.75% and 9.16%            0        8,784
at  December 31, 1999 and 1998,  adjusted
every  three years, based upon the three-
year  Treasury Bill rate plus  250  basis
points,     payable    in     semi-annual
installments of principal and interest of
$4,856  (payment adjusted  in  accordance
with  interest  rate  changes);  due   in
November 2001; collateralized by related rental property.

Note   payable,  interest  at  7.75%   at      323,279      331,957
December 31, 2001 and 2000, respectively;
payable   in   monthly  installments   of
principal and interest of $3,083; due in August 2006; collateralized by related rental property.

Note  payable, interest at 8.5%;  payable      612,116      764,501
in  monthly installments of principal and
interest  of $17,627; due in April  2005;
collateralized    by    related    rental
property.

Mortgage  loan, interest accrues  at  7%;    4,367,913    4,367,913
interest  only  payable  monthly  to  the
extent  of net operating income;  due  in
December  2008;  collateralized  by   the
related rental property

Mortgage loan, interest at 7.08%; payable    1,849,227    1,880,725
in  monthly installments of principal and
interest  of  $21,471;  due  in  November
2008;   collateralized  by  the   related
rental property.

Note  payable, non-interest bearing;  due       75,000       75,000
upon sale of property; collateralized by related rental property.

Note payable, interest at 10.25%; payable    1,775,053    1,775,053
in  monthly installments of principal and
interest  of $15,540; due in March  2030;
collateralized    by    related    rental
property.

Note payable, interest at 1% accruing  to    1,700,000    1,700,000
principal; unpaid principal and interest are due upon sale of property or in January 2030; collateralized by related rental property.

Note  payable, interest at 18%;  interest    1,520,117    1,520,117
only payable monthly to the extent of net
operating  income;  due  December   2002;
collateralized    by    related    rental
property. (A)

Note payable, interest at 7.22%; interest
only  payable  monthly in the  amount  of
$27,206; due January 2009; collateralized    3,894,084    3,933,912
by related rental property.                -----------  -----------
                                           $16,616,789  $16,857,962
                                           ===========  ===========

Maturities of debt obligation at December 31, 2001 were as follows:

          Year ending December 31,
                 2002            $ 1,520,117
                 2003                      0
                 2004                      0
                 2005                612,116
                 2006                323,279
                 Thereafter       14,161,277
                                 -----------
                                 $16,616,789
                                 ===========


NOTE G - RELATED PARTIES

In June 1998, the General Partner advanced the Partnership $77,975 to pay certain outstanding liabilities of the Partnership. The advance is non-interest bearing and will be paid out of available cash flow.

Included in Accounts Payable - Related Party is $378,630 at December 31, 2001 owed to the co - general partner, by three of the Partnership's Ventures, for additional amounts advanced for working capital needs. These advances are non-interest bearing and will be paid out of available cash flow.

Included in Accounts Payable - Related Party is $25,000 at December 31, 2001 owed to the general partner, by two of the Partnership's Ventures, for additional amounts advanced for working capital needs. These advances are non-interest bearing and will be paid out of available cash flow.

NOTE H - GOING CONCERN

Since the formation of Strehlow Terrace Limited Partnership ("STLP", one of the Partnership's ventures) in 1990, STLP has incurred significant losses. In addition, at December 31, 2001, current liabilities exceed current assets. During 2001, the Partnership was delinquent in payments on the mortgage and has outstanding interest payable of $600,270. These factors raise substantial doubt about the STLP's ability to continue as a going concern. The financial statements were prepared assuming that STLP will continue as a going concern and does not include any adjustments that might result from the outcome of this uncertainty.


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

NOTE I - INCOME TAX BASIS RECONCILIATION

Certain items enter into the determination of the results of operations in different time periods for financial reporting ("book") purposes and for income tax ("tax") purposes. Reconciliations of net loss and partners' equity follow:

                                       For the Years Ended December 31,
                                        2001         2000         1999
                                        ----         ----         ----

Net loss - book                    ($1,395,838) ($1,338,104) ($1,650,894)
Excess of tax under
 book depreciation                     163,338      283,161      458,619
Interest                               114,148      103,804       94,398
Loss on foreclosure                          0            0            0
Gain on sale                                 0            0            0
Administrative expenses                      0            0            0
Other timing differences                 3,492       20,228       18,807
Minority interest - tax only            95,976       86,705      218,951
                                    ----------   ----------   ----------
Net loss - tax                     ($1,018,884) ($  844,206) ($  860,119)
                                    ==========   ==========   ==========

Partners' equity - book            ($5,193,628) ($3,797,789) ($2,459,686)
Costs of issuance                    3,279,930    3,279,930    3,279,930
Cumulative tax under book loss       6,563,429    6,186,474    5,692,577
Investment credit recapture              9,900        9,900        9,900
Rehabilitation credit                 (251,117)    (251,117)    (251,117)
                                    ----------   ----------   ----------
Partner's equity - tax              $4,408,514   $5,427,398   $6,271,604
                                    ==========   ==========   ==========


NOTE J- SUBSEQUENT EVENTS

Strehlow Terrace Apartments was foreclosed by the Department of Housing and Urban Development, the guarantor of the first mortgage, on April 30, 2002.

On   June  30,  2002, the partnership sold its investment in  Saunders
Apartments for  $25,000.

                       SUPPLEMENTAL INFORMATION

                   DIVERSIFIED HISTORIC INVESTORS VI
                             (a limited partnership)

          SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
          ------------------------------------------------------
                                DECEMBER 31, 2001


                                                Cost
                                            Capitalized
                       Initial Cost          Subsequent
                      to Partnership             to
                            (b)             Acquisition

                                   Buildings
                                     and                   Date    Date
                  Encum-           Improve-   Improve-      of      Ac-
Description       brances   Land    ments      ments      Constr. quired
-----------       -------   ----   ---------  --------    ------- ------
  (a)              (e)      (b)                             (a)

17 unit
apartments
and 3,000
square
feet of
retail
space in
Omaha, NE     $   823,279 $ 10,000 $ 1,774,986 $    61,868 1988   7/88

68 unit
apartments
in New
Orleans, LA       612,116     -      2,948,634     471,015 1988   7/88

32,500 square
feet of
commercial
space in
Alexandria,
VA              6,217,140  540,238   5,014,827   1,336,272 1988  12/88

70 apartment
units in
Omaha, NE       3,550,053     -        448,993   5,979,828 1989  1/89

71 unit
apartments
and 8,500
square feet of
commercial
space in
Manayunk, PA    5,414,201  400,000     664,508   9,550,461 1989  2/89
              ----------- -------- ----------- -----------
              $16,616,789 $950,238 $10,851,948 $17,339,444
              =========== ======== =========== ===========



                                 Gross Amount
                                   at which
                                  Carried at
                               December 31, 2001


                      Buildings
                        and                   Accumu-
Description           Improve-     Total       lated
    (a)       Land     ments       (c)(d)   Depr.(d)(e)
-----------   ----   ---------    -------   -----------
17 unit
apartments
and 3,000
square
feet of
retail space
in Omaha, NE $ 10,000 $ 1,836,854 $ 1,846,854 $   917,938

68 unit
apartments
in New
Orleans, LA      -      3,419,649   3,419,649   1,741,527

32,500 square
feet of
commercial
space in
Alexandria,
VA            540,238   6,351,009   6,891,337   2,960,130

70 apartment
units
in Omaha, NE     -      6,428,821   6,428,821   2,676,791

71 unit
apartments
and 8,500
square feet
of commercial
space in
Manayunk, PA  400,000  10,214,969  10,614,969   4,885,111
             -------- ----------- ----------- -----------
             $950,238 $28,251,392 $29,201,630 $13,181,497
             ======== =========== =========== ===========

                   DIVERSIFIED HISTORIC INVESTORS VI
                        (a limited partnership)

                         NOTES TO SCHEDULE XI

                           DECEMBER 31, 2001

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

(C) The cost of real estate owned at December 31, 2001, for Federal income tax purposes was approximately $24,696,289. The depreciable basis of the building and improvements of the properties has been reduced for Federal income tax purposes by the historic rehabilitation credit.

(D)  Reconciliation of real estate:
                                        2001        2000        1999
                                        ----        ----        ----
Balance at beginning of year       $29,099,931 $29,010,088 $28,984,672
Additions during this year:
 Improvements                          101,699      89,843      25,416
Deductions during the year:
 Retirements                                 0           0           0
                                   ----------- ----------- -----------
Balance at end of year             $29,201,630 $29,099,931 $29,010,088
                                   =========== =========== ===========

Reconciliation of accumulated depreciation:
                                        2001        2000        1999
                                        ----        ----        ----
Balance at beginning of year       $13,234,935 $12,134,403 $11,038,617
Depreciation expense for the year    1,121,692   1,109,532   1,095,786
Retirements                                  0           0           0
                                   ----------- ----------- -----------
Balance at end of year             $14,356,627 $13,243,935 $12,134,403
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

          Donna M. Zanghi (age 43) was appointed on May 13, 1997 as Vice President and Secretary of EPK, Inc. Ms. Zanghi previously served as Secretary and Treasurer of DHP, Inc. since June 14, 1993 and as a Director and Secretary/Treasurer of D, LTD. She was associated with DHP, Inc. and its affiliates since 1984 except for the period from December 1986 to June 1989 and the period from November 1, 1992 to June 14, 1993.

          Michele F. Rudoi (age 35) was appointed on May 13, 1997 as Assistant Secretary of EPK, Inc. Ms. Rudoi previously served as Assistant Secretary and Director of both D, LTD and DHP, Inc. since January 27, 1993.


Item 11.  Executive Compensation

           a. Cash Compensation - During 2001, Registrant paid no cash compensation to DoHA-VI, any partner therein or any person named in paragraph c. of Item 10.

           b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 2001, or is proposed to be paid or distributed in the future, to DoHA-VI, any partner therein, or any person named in paragraph c. of Item 10 of this report.

           c. Other Compensation - No compensation not referred to in paragraph a. or paragraph b. of this Item was paid or distributed during 2001 to DoHA-VI, any partner therein, or any person named in paragraph c. of Item 10.

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

                                PART IV
Item 14. (A)     Exhibits,  Financial Statement Schedules and  Reports
                 on Form 8-K.

            1.   Financial Statements:

                 a. Consolidated Balance Sheets at December 31, 2001
                    and 2000.

                  b.Consolidated Statements of Operations for the Years Ended
                     December 31, 2001, 2000 and 1999

                  c. Consolidated  Statements  of  Changes  in
                     Partners' Equity for the Years Ended December 31, 2001, 2000 and 1999.

                  d. Consolidated Statements of Cash Flows for
                     the Years Ended December 31, 2001, 2000 and 1999.

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

                     21            Subsidiaries     of      the
                                   Registrant  are  listed   in
                                   Item  2. Properties of  this
                                   Form 10-K.

                     31            General   Partners   Opinion
                                   Certification

                     32            Certification Pursuant to 18
                                   U.S.C.   Section  1350,   As
                                   Adopted  Pursuant to Section
                                   906  of  the  Sarbanes-Oxley
                                   Act of 2002

         (b) Reports on Form 8-K:
             No reports were filed on Form 8-K during the quarter ended December 31, 2001.

         (c) Exhibits:
             See Item 14 (A) (3) above.

                              SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 21, 2004        DIVERSIFIED HISTORIC INVESTORS VI
      -------------
                           By: Dover Historic Advisors VI, its
                               general partner

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


Date: July 21, 2004        DIVERSIFIED HISTORIC INVESTORS VI
      -------------
                           By: Dover Historic Advisors VI, its
                               general partner

                               By: EPK, Inc., managing partner

                                   By: /s/ Spencer Wertheimer
                                       ----------------------
                                       SPENCER WERTHEIMER
                                       President (principal executive
                                       officer, principal financial
                                       officer)





                                                            Exhibit 31

                             CERTIFICATION

  I, Spencer Wertheimer, certify that:

1. I have reviewed this annual report on Form 10-K for the period ended December 31, 2001 of Diversified Historic Investors VI;

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



Date: July 21, 2004                            /s/ Spencer Wertheimer
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

                                                            Exhibit 32

                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Annual Report of Diversified Historic Investors VI on Form 10-K for the period ended December 31, 2001 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Spencer Wertheimer, President and Treasurer of the Company's managing partner, EPK, Inc., certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: July 21, 2004                            /s/ Spencer Wertheimer
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