Form 10-Q
period 2002-03-31
DIVERSIFIED HISTORIC INVESTORS VI
filed 2004-08-30
CIK 828604

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 2002
                               ----------------------------------

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

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------

                                Assets

                               March 31, 2002   December 31, 2001
                               --------------   -----------------
                                (Unaudited)
Rental properties, at cost:
 Land                           $   950,238        $   950,238
 Buildings and improvements      27,280,952         27,280,952
 Furniture and fixtures             970,440            970,440
                                -----------        -----------
                                 29,201,630         29,201,630
Less - accumulated depreciation (14,581,535)       (14,365,627)
                                -----------        -----------
                                 14,620,095         14,836,003
Cash and cash equivalents            58,483             38,973
Restricted cash                     283,676            305,995
Accounts and notes receivable        50,978             54,382
Investment in affiliate             (59,113)           (59,113)
Other assets (net of amortization
 of  $837,248 and $819,993)         347,938            394,825
                                -----------        -----------
     Total                      $15,302,057        $15,571,065
                                ===========        ===========


                   Liabilities and Partners' Equity

Liabilities:
 Debt obligations               $16,553,730        $16,616,789
 Accounts payable:
  Trade                           1,412,805          1,410,766
  Taxes                              21,780             21,780
  Related parties                   556,829            493,876
  Other                              37,659             28,717
 Interest payable                 2,074,591          2,022,602
 Advance                             53,287             35,720
 Tenant security deposits           131,533            134,443
                                -----------        -----------
     Total liabilities           20,842,214         20,764,693
Partners' deficit                (5,540,157)        (5,193,628)
                                -----------        -----------
     Total                      $15,302,057        $15,571,065
                                ===========        ===========


The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
                              (Unaudited)

                                      Three months ended
                                           March 31,
                                   2002                2001
                                   ----                ----
Revenues:
 Rental income                  $603,836            $609,240
 Interest income                     673               1,719
    Other income                   3,279                   0
                                --------            --------
      Total revenues             607,788             610,959
                                --------            --------
Costs and expenses:
 Rental operations               447,061             375,875
 Bad debt                          9,197                   0
 Interest                        264,896             250,841
 Depreciation and amortization   233,162             169,762
                                --------            --------
      Total costs and expenses   954,316             796,478
Loss before equity in affiliate (346,528)           (185,519)
Equity in net loss of affiliate        0              (5,099)
                                --------            --------
Net loss                       ($346,528)          ($190,618)
                                ========            ========

Net loss per limited
 partnership unit:
 Loss before equity in
  affiliate and
  extraordinary loss           ($  13.47)          ($   7.21)
 Equity in net loss of
 affiliate                          0.00               (0.20)
                                --------            --------
Net loss                      ($   13.47)          ($   7.41)
                               =========            ========


The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                              (Unaudited)

                                         Three months ended
                                              March 31,
                                         2002          2001
                                         ----          ----

Cash flows from operating activities:
 Net loss                            ($346,528)    ($190,618)
 Adjustments to reconcile net loss to
  net cash (used in) provided by
  operating activities:
  Depreciation and amortization        233,162       169,762
  Equity in loss of affiliate                0         5,099
 Changes in assets and liabilities:
  Decrease in restricted cash           22,318        55,068
  Decrease in other assets              29,633        15,192
  Decrease in accounts receivable        3,404             0
  Increase in accounts payable - trade   2,039        13,980
  Decrease in accounts payable - taxes       0        (5,520)
  Increase in accounts payable -
   related parties                      62,952             0
  Increase in accounts payable - other   8,943        11,346
  Increase in interest payable          51,989        27,528
  (Decrease) increase in tenant
   security deposits                    (2,909)        2,560
  Increase in advances                  17,566             0
                                      --------      --------
 Net cash provided by
  operating activities                  82,569       104,397
                                      --------      --------
Cash flows from investing activities:
 Capital expenditures                        0        (2,280)
                                      --------      --------
Net cash used in investing activities        0        (2,280)
                                      --------      --------
Cash flows from financing activities:
 Principal payments                    (63,059)      (85,672)
                                      --------      --------
Net cash used in financing activities  (63,059)      (85,672)
                                      --------      --------
Increase in cash and cash equivalents   19,510        16,445
Cash and cash equivalents at
 beginning of period                    38,973        46,215
                                      --------      --------
Cash and cash equivalents at end
 of period                            $ 58,483      $ 62,660
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

                   DIVERSIFIED HISTORIC INVESTORS VI
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ------------------------------------------
                              (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Diversified Historic Investors VI (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K of the Registrant, and notes thereto, for the year ended December 31, 2001.

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


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

          (1)  Liquidity

              As of March 31, 2001, Registrant had cash of $58,483. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

              As of March 31, 2001, Registrant had restricted cash of $283,676 consisting primarily of funds held as security deposits, replacement reserves, and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

          (3)  Results of Operations

              During the first quarter of 2002, Registrant incurred a net loss of $346,528 ($13.47 per limited partnership unit) compared to a net loss of $190,618 ($7.41 per limited partnership unit) for the same period in 2001.

             Rental income decreased $5,404 from $609,240 in the first quarter of 2001 to $603,836 in the same period in 2002. The decrease in the first quarter of 2001 from the same period in 2002 is due to a decrease in rental income at Mater Dolorosa, Roseland, and Strehlow Terrace, partially offset by an increase at Firehouse Square. The decrease in rental income at Mater Dolorosa is due to a decrease in average occupancy (92% to 88%). The increase at Firehouse Square is due to an increase in average rental rates.

              Rental  operations  expense increased  by  $71,186  from
$375,875 in the first quarter of 2001 to $447,061 in the same period in 2002. The increase in expense from the first quarter of 2001 to the same period of 2002 is due to an increase in insurance expense at Firehouse Square and Mater Dolorosa, an increase utilities, maintenance, and wages and salaries expenses at Strehlow Terrace and an increase in insurance and maintenance expense at Canal House, partially offset by a decrease in management fees and wages and salaries expense at Roseland. The increase in insurance expense at Firehouse Square, Canal House and Mater Dolorosa is due to insurance market conditions. The increase in utilities expense at Strehlow Terrace is due to increases in electric, water and sewer charges; the increase in maintenance expense is due to an increase in plumbing and painting supplies expense and wages and salaries increased due to an increase in maintenance and painting labors. The increase in maintenance expense at Canal House is due to an increase in maintenance service and painting expense. The decrease in wages and salaries expense at Roseland is due to a decrease in resident managers salaries.

              Interest expense increased $14,055 from $250,841 in the first quarter of 2001 to $264,896 in the same period in 2002. The increase in interest expense is due to the timing of expense recognition at Firehouse.

              Losses  incurred during the quarter at the  Registrant's
properties  were  approximately  $316,000  compared  to  a   loss   of
approximately $239,000 for the same period in 2001.

              In the first quarter of 2002, Registrant incurred a loss of $85,000 at Firehouse Square including $69,000 of depreciation and amortization expense, compared to a loss of $58,000 including $65,000 of depreciation and amortization expense in the first quarter of 2001. The increase in the loss from the first quarter of 2001 to the same period in 2002 is due to an increase in interest and insurance expenses, partially offset by an increase in rental income. The increase in interest expense is due to the timing of expense recognition The increase in insurance expense is due to insurance market conditions. The increase in rental income is due to an increase in average rental rates.

              In the first quarter of 2002, Registrant incurred a loss of $17,000 at Mater Dolorosa including $32,000 of depreciation and amortization expense, compared to a loss of $12,000 including $32,000 of depreciation and amortization expense in the first quarter of 2001. The increase in loss from the first quarter of 2001 to the same period in 2002 is due to a decrease in rental income and an increase in insurance expense. The decrease in rental income is due to a decrease in average occupancy (92% to 88%). The increase in insurance expense is due to insurance market conditions.

              In the first quarter of 2002, Registrant incurred a loss of $22,000 at Roseland including $17,000 of depreciation expense, compared to a loss of $22,000 including $17,000 of depreciation expense in the first quarter of 2001. During the first quarter of 2002 compared to the same period in 2001 rental income decreased offset by a decrease in management fees and wages and salaries expenses. The decrease in wages and salaries expense is due to a decrease in resident managers salaries.

              In the first quarter of 2002, Registrant incurred a loss
of $15,000 at Strehlow Terrace, compared to income of $14,000 in the first quarter of 2001. The decrease in income from the first quarter of 2001 to the same period in 2002 is due to a decrease in rental income and an increase in utilities, maintenance and wages and salaries expenses. The increase in utilities expense is due to an increase in electric, water and sewer charges. The increase in maintenance expense is due to an increase in plumbing and painting supplies expenses. The increase in wages and salaries expense is due to an increase in maintenance and painting labor.

               Strehlow Terrace Apartments was foreclosed by the Department of Housing and Urban Development, the guarantor of the first mortgage, on April 30, 2002.

              In the first quarter of 2002, Registrant incurred a loss of $177,000 at Canal House including $100,000 of depreciation and amortization expense, compared to a loss of $161,000 including $113,000 of depreciation and amortization expense in the first quarter of 2001. The increase in the loss from the first quarter of 2001 to the same period in 2002 is due to an increase in insurance and maintenance expenses. The increase in insurance expense is due to insurance market conditions. The increase maintenance expense is due to an increase in maintenance service and painting expense.

              The Registrant owns a minority interest in Saunders Apartments which it accounts for on the equity method. The Registrant does not include the assets or liabilities of Saunders Apartments in its consolidated financial statements. The following information is provided for the property. In the first quarter of 2002, Registrant incurred no loss at Saunders Apartments compared to a loss of $5,000 in the first quarter 2001.

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

            32 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


       (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended March 31, 2002.

                              SIGNATURES

        Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             DIVERSIFIED HISTORIC INVESTORS VI

                       By: Dover Historic Advisors VI, its
                           general partner

                           By: EPK, Inc., managing partner


Date: August 30, 2004          By: /s/ Spencer Wertheimer
      ---------------              ----------------------
                                    SPENCER WERTHEIMER
                                    President (principal executive
                                    officer, principal financial
                                    officer)

                                                            Exhibit 31

                             CERTIFICATION

  I, Spencer Wertheimer, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarterly period ended March 31, 2002, of Diversified Historic Investors VI;

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



Date: August 30, 2004                         /s/ Spencer Wertheimer
      ---------------                         ----------------------
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

                                                            Exhibit 32

                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Diversified Historic Investors VI on Form 10-Q for the quarterly period ended March 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Spencer Wertheimer, President and Treasurer of the Company's managing partner, EPK, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date: August 30, 2004                         /s/ Spencer Wertheimer
      ---------------                         ----------------------
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