Form 10-Q
period 2002-06-30
DIVERSIFIED HISTORIC INVESTORS VI
filed 2004-08-30
CIK 828604

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 2002
                               ----------------------------------

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

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
                                Assets

                                June 30, 2002    December 31, 2001
                                -------------    -----------------
                                 (Unaudited)
Rental properties, at cost:
 Land                           $   950,238          $   950,238
 Buildings and improvements      20,852,381           27,280,952
 Furniture and fixtures             973,314              970,440
                                -----------          -----------
                                 22,775,933           29,201,630
Less - accumulated depreciation (11,675,380)         (14,365,627)
                                -----------          -----------
                                 11,100,553           14,836,003
Cash and cash equivalents            34,815               38,973
Restricted cash                     307,880              305,995
Accounts and notes receivable        71,795               54,382
Investment in affiliate                   0              (59,113)
Other assets (net of amortization
 $856,137 and $817,496)             397,125              394,825
                                -----------          -----------
     Total                      $11,912,168          $15,571,065
                                ===========          ===========


                   Liabilities and Partners' Equity

Liabilities:
 Debt obligations               $12,945,393          $16,616,789
 Accounts payable:
  Trade                           1,449,983            1,410,766
  Taxes                               6,797               21,780
  Related parties                   378,682              493,876
  Other                              33,915               28,717
Interest payable                  1,503,030            2,022,602
Tenant security deposits            142,727              134,443
Advances                             47,286               35,720
                                -----------          -----------
     Total liabilities           16,507,813           20,764,693
Partners' deficit                (4,595,645)          (5,193,628)
                                -----------          -----------
     Total                      $11,912,168          $15,571,065
                                ===========          ===========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                        Three months             Six months
                       ended June 30,          ended June 30,
                      2002        2001        2002        2001
                      ----        ----        ----        ----
Revenues:
 Rental income    $  548,467    $624,506  $1,152,303  $1,233,746
 Other income          2,162       1,743       5,441       1,743
 Interest income         783       1,268       1,456       2,987
 Gain on sale of
  investment          84,113           0      84,113           0
                  ----------    --------  ----------  ----------
  Total revenues     635,525     627,517   1,243,313   1,238,476
                  ----------    --------  ----------  ----------

Costs and expenses:
 Rental operations   231,105     347,329     685,458     723,204
 Interest            273,315     341,006     538,210     591,847
 Bad debt              3,250           0       5,156           0
 Depreciation and
  amortization       250,965     306,969     484,127     613,937
                  ----------    --------  ----------  ----------
  Total costs
   and expenses      758,635     995,304   1,712,951   1,928,990
                  ----------    --------  ----------  ----------
Loss before equity
 in affiliate       (123,110)   (367,787)   (469,638)   (690,513)
Equity in net loss
 of affiliate              0      (2,479)          0      (7,577)
                  ----------    --------  ----------  ----------
Net loss before
 extraordinary
 item               (123,110)   (370,266)   (469,638)   (698,090)
Extraordinary gain
 from extinguishment
 of debt           1,067,621           0   1,067,621           0
                  ----------    --------  ----------  ----------
Net income(loss)  $  944,511   ($370,266) $  597,983 ($  698,090)
                  ==========    ========  ==========  ==========

Net income (loss) per
 limited
 partnership unit:
 Loss before equity
 in affiliate    ($    4.79)   ($  14.30)  ($  18.26) ($   27.14)
Equity in net loss of
 affiliate             0.00         (.10)       0.00        (.29)
Extraordinary gain    41.51         0.00       41.51        0.00
                  ----------    --------  ----------  ----------
Net income (loss) $   36.72    ($  14.40) $    23.25 ($    27.43)
                  ==========    ========  ==========  ==========


The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                              (Unaudited)

                                             Six months ended
                                                 June 30,
                                             2002        2001
                                             ----        ----
Cash flows from operating activities:
 Net income (loss)                      $  597,983    ($698,090)
 Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
  Depreciation and amortization            484,127      613,938
  Equity in loss of affiliate                    0        7,577
  Gain on sale of affiliate                (84,113)           0
  Extraordinary gain on
   extinguishment of debt
                                        (1,067,621)           0
 Changes in assets and liabilities:
 (Increase) decrease in restricted cash    (28,714)      39,273
 (Increase) decrease in other assets       (42,589)       2,733
 Increase in accounts payable trade         82,427       96,350
 Decrease in accounts payable - taxes            0       (5,520)
 Increase in accounts payable -
  related parties                           66,952       11,262
 Increase in accounts payable - other       10,843       11,041
 Increase in interest payable               80,698       55,719
 Increase in tenant security deposits        9,183       11,712
 Increase in advances                       12,766            0
                                        ----------     --------
Net cash provided by
 operating activities                      121,942      145,995
                                        ----------     --------
Cash flows from investing activities:
 Capital expenditures                       (3,124)      (3,255)
                                        ----------     --------
Net cash used in investing activities       (3,124)      (3,255)
                                        ----------     --------
Cash flows from financing activities:
 Principal payments                       (122,976)    (147,523)
                                        ----------     --------
Net cash used in financing activities     (122,976)    (147,523)
                                        ----------     --------
Decrease in cash and cash equivalents       (4,158)      (4,783)
Cash and cash equivalents at
 beginning of period                        38,973       46,215
                                        ----------     --------
Cash and cash equivalents
 at end of period                       $   34,815     $ 41,432
                                        ==========     ========


The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                 (a Pennsylvania limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ------------------------------------------
                              (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

            The   unaudited  consolidated  financial   statements   of
Diversified Historic Investors VI (the "Registrant") and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-K and notes thereto, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

           The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.

NOTE 2- EXTRAORDINARY GAIN

          Strehlow Terrace Apartments was foreclosed by the Department of Housing and Urban Development, the guarantor of the first mortgage, on April 30, 2002. As a result, the Registrant recognized an net extraordinary gain on foreclosure in the amount of $1,067,621 which is the excess of the debt on the property over the net book value of the assets.

NOTE 3 - GAIN ON SALE

           On June 30, 2002, the Registrant sold its investment in Saunders Apartments for $25,000. As a result, the Registrant recognized a gain on the sale of $84,113. The net proceeds from the sale were used to pay accrued expenses of the Registrant.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

          (1)  Liquidity

           As of June 30, 2002, Registrant had cash of $34,815. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

           As of June 30, 2002, Registrant had restricted cash of $307,880 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

          Strehlow Terrace Apartments was foreclosed by the Department of Housing and Urban Development, the guarantor of the first mortgage, on April 30, 2002. As a result, the Registrant recognized an extraordinary gain on foreclosure in the amount of $1,067,621 which is the excess of the debt on the property over the net book value of the assets.

           On June 30, 2002, the Registrant sold its investment in Saunders Apartments. As a result, the Registrant recognized a gain on the sale in the amount of $84,113. The net proceeds from the sale were used to pay accrued expenses of the Registrant.

           In recent years the Registrant has realized significant losses, including the foreclosure of three properties and a substantial reduction of interest in a fourth property. At the present time, all remaining properties are able to pay their operating expenses and debt service including two of the six properties where the mortgages are cash-flow mortgages, requiring all available cash after payment of operating expenses to be paid to the first mortgage holder. None of the properties are currently producing a material amount of revenues in excess of operating expenses and debt service. Therefore, it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses.

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

          (3)  Results of Operations

           During the second quarter of 2002, Registrant recognized a net profit of $944,511 ($36.73 per limited partnership unit) compared to a net loss of $370,266 ($14.40 per limited partnership unit) for the same period in 2001. For the first six months of 2002, the Registrant recognized a net profit of $597,983 ($23.25 per limited partnership unit) compared to a net loss of $698,090 ($27.14 per limited partnership unit) for the same period in 2001. Included in net income for the second quarter and first six months of 2003 is an extraordinary gain of $1,067,621 on the foreclosure of Strehlow Terrace Apartments

           Rental income decreased $76,039 from $624,506 in the second quarter of 2001 to $548,467 in the same period in 2002 and decreased $81,443 from $1,233,746 in the first six months of 2001 to $1,152,303 in the same period in 2002. The decrease in rental income from the second quarter and first six months of 2001 to the same periods in 2002 is due to the foreclosure of Strehlow Terrace in the second quarter of 2002.

           Rental operations expense decreased $116,224 from $347,329 in the second quarter of 2001 to $231,105 in the same period in 2002 and decreased $37,747 from $723,205 in the first six months of 2001 to $685,458 in the same period in 2002. The decrease from the second quarter and the first six months of 2001 to the same period in 2002 is due to a decrease in utilities, management fees, commissions, wages and salaries expense and maintenance expense, partially offset by an increase in insurance expense. The decrease in utilities, management fees, wages and maintenance expenses is due to the foreclosure of Strehlow Terrace in the second quarter of 2002 and a decrease in utilities at Canal House and Mater Dolorosa. The decrease in leasing commissions is due to an decrease in the turnover of apartment units at Canal House. The increase in insurance expense at the Registrant properties is due to insurance market conditions.

           Interest expense decreased by $67,691 from $341,006 in the second quarter of 2001 to $273,345 in the same period in 2002 and decreased $53,636 from $591,847 in the first six months of 2001 to $538,211 for the same period in 2002. The decrease from second quarter and the first six months of 2001 to the same period in 2002 is due to a decrease in interest expense at Firehouse Square and Mater Dolorosa. At Firehouse Square interest expense decreased due to the timing of expense recognition, and at Mater Dolorosa interest expense decreased due to the decrease in the principal balance on which interest is calculated.

          Net income recognized during the quarter at the Registrant's properties was approximately $1,104,000 compared to losses of approximately $345,000 for the same period in 2001. For the first six months of 2002 the Registrant's properties recognized a net income of $788,000 compared to a loss of approximately $644,000 for the same period in 2001. Included in net income for the second quarter and first six months of 2002 are a gain on the sale of the investment in Saunders Apartments of $84,113 and an extraordinary gain of $1,067,621 on the foreclosure of Strehlow Terrace Apartments

           In the second quarter of 2002, Registrant recognized income of $1,297,000 at Strehlow Terrace, compared to a loss of $61,000 including $60,000 of depreciation expense in the second quarter of 2001 and, for the first six months of 2002, the Registrant recognized income of $1,282,000, compared to a loss of $107,000, including $121,000 of depreciation expense for 2001. The decrease in the loss from the second quarter and the first six months of 2001 to the same period in 2002 is due the foreclosure of the property.

          Strehlow Terrace Apartments was foreclosed by the Department of Housing and Urban Development, the guarantor of the first mortgage, on April 30, 2002. As a result, the Registrant recognized an extraordinary gain on foreclosure of $1,067,621 which is the excess of the debt of the property over the net book value of the assets.

           In the second quarter of 2002, Registrant recognized income of $13,000 at Mater Dolorosa including $32,000 of depreciation and amortization expense, compared to a loss of $6,000 including $32,000 of depreciation and amortization expense in the second quarter of 2001, and for the first six months of 2002, the Registrant recognized a loss of $4,000 at Mater Dolorosa including $63,000 of depreciation and amortization expense, compared to a loss of $18,000, including $63,000 of depreciation and amortization expense for the same period in 2001. The decrease in loss from the second quarter the first six months of 2001 compared to the same period in 2002 is due to a decrease in wages and salaries and interest expense. The decrease in wages in salaries is due to a decrease in resident managers salaries. The decrease in interest expense is due to the decrease in the principal balance on which interest is calculated.

           In the second quarter of 2002, Registrant recognized a loss of $115,000 at Firehouse Square including $87,000 of depreciation and amortization expense, compared to a loss of $132,000 including $65,000 of depreciation and amortization expense in the first quarter of 2001. The decrease in loss from the second quarter of 2002 to the same period in 2001 is due to a decrease in interest expense. The decrease in interest expense is due to the timing of expense recognition.

          In the first six months of 2002, the Registrant recognized a loss of $199,000 at Firehouse Square including $156,000 of depreciation and amortization expense, compared to a loss of $190,000, including $130,000 of depreciation and amortization expense for the same period in 2001. The loss increased from the second quarter of 2002 to the same period in 2001 is due to an increase in insurance expense and utilities expense partially offset by an increase in rental income. The increase in rental income is due to an increase in average rental rates. The increase insurance expense is due to insurance market conditions. The increase in utilities expense is due to an increase in electricity charges.

           In the second quarter of 2002, Registrant recognized a loss of $23,000 at Roseland including $18,000 of depreciation and amortization expense, compared to a loss of $31,000 including $17,000 of depreciation and amortization expense in the second quarter of 2001 and for the first six months of 2002 the Registrant recognized a loss of $45,000 including $36,000 of depreciation and amortization expense, compared to a loss of $54,000, including $35,000 of depreciation and amortization expense for the same period in 2001. The decrease in loss from the second quarter and the first six months of 2001 compared to the same periods in 2002 is due to a decrease in utilities expense, maintenance expense and wages and salaries expense, partially offset by a decrease in rental income. The decrease in utilities expense is due to a decrease in electric charges. The decrease in maintenance expense is due to a decrease in equipment rental fees. The decrease in wages and salaries expense is due to a decrease in the resident managers salaries.

           In the second quarter of 2002, Registrant recognized a loss of $68,000 at Canal House including $100,000 of depreciation and amortization expense, compared to a loss of $115,000 including $113,000 of depreciation and amortization expense in the second quarter of 2001, and for the first six months of 2002, the Registrant recognized a loss of $246,000 including $200,000 of depreciation and amortization expense, compared to a loss $276,000, including $226,000 of depreciation and amortization expense for the same period in 2001. The decrease in the loss from the second quarter and the first six months of 2001 to the same period in 2002 is due to an increase in rental income, a decrease in utilities expense and miscellaneous operating expenses. The increase in rental income is due to an increase in average rental rates. The decrease in utilities expense is due to a decrease in electricity, water and sewer charges. The decrease in miscellaneous operating expense is due to a decrease in travel expense, office expense and computer expense.

           The Registrant owned a minority interest in Saunders Apartments which it accounts for on the equity method. The Registrant does not include the assets or liabilities of Saunders Apartments in its consolidated financial statements. The following operating information is provided for the property. In the second quarter of 2002, Registrant recognized income of $84,000 at Saunders Apartments compared to a loss of $2,000 in the second quarter of 2001 and for the first six months of 2002 the Registrant recognized income of $84,000 compared to a loss $8,000 for the same period in 2001. The gain in income from the second quarter and the first six months of 2001 to the same period in 2002 is due to the sale of the property.

           On June 30, 2002, the Registrant sold its investment in Saunders Apartments. As a result, the Registrant recognized a gain on the sale in the amount of $84,113. The net proceeds from the sale were used to pay accrued expenses of the Registrant.

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

            31                  General     Partners    Opinion
                                Certification

            32 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended June 30, 2002.

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

             DIVERSIFIED HISTORIC INVESTORS VI

                       By: Dover Historic Advisors VI, its
                           general partner

                           By: EPK, Inc., managing partner

Date:  August 30, 2004         By:  /s/ Spencer Wertheimer
       ---------------              ----------------------
                                    SPENCER WERTHEIMER
                                    President (principal executive
                                    officer, principal financial
                                    officer)

                                                            Exhibit 31

                             CERTIFICATION

  I, Spencer Wertheimer, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarterly period ended June 30, 2002, of Diversified Historic Investors VI;

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

                                                            Exhibit 32

                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Diversified Historic Investors VI on Form 10-Q for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Spencer Wertheimer, President and Treasurer of the Company's managing partner, EPK, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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