Form 10-Q
period 2002-09-30
DIVERSIFIED HISTORIC INVESTORS VI
filed 2004-08-30
CIK 828604

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 2002
                               ----------------------------------

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

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------

                                Assets

                               September 30, 2002   December 31, 2001
                               ------------------   -----------------
                                  (Unaudited)
Rental properties, at cost:
 Land                             $  1,086,228         $   950,238
 Buildings and improvements         22,076,586          27,280,952
 Furniture and fixtures                977,356             970,440
                                  ------------         -----------
                                    24,140,170          29,201,630
Less - accumulated depreciation    (11,891,288)        (14,365,627)
                                  ------------         -----------
                                    12,248,882          14,836,003
Cash and cash equivalents               53,614              38,973
Restricted cash                        311,813             305,995
Accounts receivable                     45,081              54,382
Investment in affiliate                      0             (59,113)
Other assets (net of amortization
 of $742,454 and $852,676)             453,374             394,825
                                  ------------         -----------
     Total                        $ 13,112,764         $15,571,065
                                  ============         ===========

                   Liabilities and Partners' Equity
Liabilities:
 Debt obligations                 $ 11,620,524         $16,616,789
 Accounts payable:
  Trade                              1,393,667           1,423,037
  Taxes                                  6,797              21,780
  Related parties                      403,813             481,605
  Other                                 49,290              28,717
 Interest payable                      858,102           2,022,602
 Tenant security deposits              167,264             134,443
 Advances                               63,286              35,720
                                  ------------         -----------
     Total liabilities              14,562,743          20,764,693
Minority interest                    3,752,862                   0
Partners' deficit                   (5,202,841)         (5,193,628)
                                  ------------         -----------
     Total                        $ 13,112,764         $15,571,065
                                  ============         ===========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
                              (Unaudited)

                            Three months               Nine months
                         ended September 30,       ended September 30,
                           2002       2001          2002         2001
                           ----       ----          ----         ----
Revenues:
 Rental income        $  559,404   $580,772    $1,711,708   $1,814,518
 Other income              3,724          0         9,165        3,916
 Interest income             375        930         1,831        3,714
 Gain on sale of
  investment                   0          0        84,113            0
                      ----------   --------    ----------   ----------
  Total revenues         563,503    581,702     1,806,817    1,822,148
                      ----------   --------    ----------   ----------
Costs and expenses:
 Rental operations       269,051    226,963       954,587      950,167
 Interest                647,807    257,710     1,186,017      849,557
 Bad debt                      0          0         5,078            0
 Depreciation and
  amortization           293,530    328,705       777,657      942,642
                      ----------   --------    ----------   ----------
  Total costs and
   expenses            1,210,388    813,378     2,923,339    2,742,366
                      ----------   --------    ----------   ----------
Loss before minority
 interest and equity
 in affiliate           (646,885)   231,676    (1,116,522)    (920,218)
Minority interest         39,689          0        39,689            0
Equity in net loss of
 affiliate                     0      4,952             0      (12,529)
                      ----------   --------    ----------   ----------
Net loss before
extraordinary item      (607,196)  (236,628)   (1,076,833)    (932,748)
Extraordinary gain on
 extinguishment of debt        0          0     1,067,620            0
                      ----------   --------    ----------   ----------
Net loss             ($  607,196) ($236,628)  ($    9,213) ($  932,748)
                      ==========   ========    ==========   ==========

Net loss per limited
 partnership unit:
 Loss before minority
  interest and equity
  in affiliate       ($    25.15) ($   9.01)  ($    43.41) ($    35.78)
Minority Interest           1.54       0.00          1.54         0.00
Equity in net loss
 of affiliate               0.00      (0.19)         0.00         (.49)
Extraordinary gain          0.00       0.00         41.51         0.00
                      ----------   --------    ----------   ----------
Net loss             ($    23.61) ($   9.20)  ($     0.36) ($    36.27)
                      ==========   ========    ==========   ==========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                              (Unaudited)

                                             Nine months ended
                                               September 30,
                                             2002         2001
                                             ----         ----
Cash flows from operating activities:
 Net loss                               ($   9,213)    ($932,748)
 Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
 Depreciation and amortization             777,657       942,643
 Gain on sale of investment                (84,113)            0
 Extraordinary gain on
  extinguishment of debt                (1,067,620)            0
 Equity in loss of affiliate                     0        12,529
 Minority Interest                         (39,689)            0
Changes in assets and liabilities:
 (Increase) decrease in restricted cash    (25,011)       36,287
 (Increase) decrease in other assets      (214,887)       27,069
 Decrease in accounts payable taxes              0        (5,520)
 Increase in accounts payable - trade       51,111        20,532
 Increase in accounts payable -
  related parties                           92,081        11,262
 Increase in accounts payable - other       26,219         4,447
 (Decrease) increase in interest payable  (564,229)       84,585
 Increase in tenant security deposits       33,719         9,538
 Increase in Advances                       28,766             0
                                        ----------      --------
Net cash (used in) provided by
 operating activities                     (995,209)      210,624
                                        ----------      --------
Cash flows from investing activities:
 Capital expenditures                   (1,367,361)       (3,722)
                                        ----------      --------
Net cash used in investing activities   (1,367,361)       (3,722)
                                        ----------      --------
Cash flows from financing activities:
 Proceeds from debt obligations          4,930,000             0
 Payments of principal under
  debt obligations                      (2,552,789)     (189,299)
                                        ----------      --------
Net cash provided by (used in)
 financing activities                    2,377,211      (189,299)
                                        ----------      --------
Increase in cash and cash equivalents       14,641        17,603
Cash and cash equivalents at
 beginning of period                        38,973        46,215
                                        ----------      --------
Cash and cash equivalents at
 end of period                          $   53,614      $ 63,818
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

NOTE 2- EXTRAORDINARY GAIN

          Strehlow Terrace Apartments was foreclosed by the Department of Housing and Urban Development, the guarantor of the first mortgage, on April 30, 2002. As a result, the Registrant recognized a net extraordinary gain on foreclosure of $1,067,620 which is the excess of the debt on the property over the net book value of the assets.

NOTE 3 - GAIN ON SALE

           On June 30, 2002, the Registrant sold its investment in Saunders Apartments for 25,000. As a result, the Registrant recognized a gain on the sale in the amount of $84,113. The net proceeds from the sale were used to pay accrued expenses of the Registrant.

NOTE 4 - MINORITY INTEREST IN FIREHOUSE SQUARE

           On September 26, 2002, the Firehouse Square first mortgage was refinanced with a temporary bridge loan and the net proceeds were used to partially repay the second mortgage on the property. In exchange for a 20% ownership interest in Firehouse Square, the second mortgagee contributed the balance of the second mortgage to capital and cancelled its loan. The permanent financing closed January 31, 2003.

NOTE 5 - PURCHASE OF PROPERTY

           On October 1, 2002, the Registrant purchased a property, 4258 Main Street, Philadelphia, PA. The purchase was closed with 100 % of the proceeds from a first mortgage on the property.


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

          (1)  Liquidity

           As of September 30, 2002, Registrant had cash of $53,614. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

           As of September 30, 2002, Registrant had restricted cash of $311,813 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of the restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

           In recent years the Registrant has realized significant losses, including the foreclosure of three properties and a substantial reduction of interest in a fourth property. All remaining properties are able to pay their operating expenses and debt service including one of the six properties where the mortgage is a cash-flow mortgage, requiring all available cash after payment of operating expenses to be paid to the first mortgage holder. None of the properties are currently producing a material amount of revenues in excess of operating expenses and debt service. Therefore, it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses.

           It is the Registrant's intention to continue to hold the properties until they can no longer meet the debt service requirements and the properties are foreclosed, or the market value of the properties increases to a point where they can be sold at a price which is sufficient to repay the underlying indebtedness (principal plus accrued interest).

          Strehlow Terrace Apartments was foreclosed by the Department of Housing and Urban Development, the guarantor of the first mortgage, on April 30, 2002. As a result, the Registrant recognized a net extraordinary gain on foreclosure in the amount of $1,067,620 which is the excess of the debt on the property over the net book value of the assets.

           On June 30, 2002, the Registrant sold its investment in Saunders Apartments. As a result, the Registrant recognized a gain on the sale in the amount of $84,113. The net proceeds from the sale were used to pay accrued expenses of the Registrant.

           On September 26, 2002, the Firehouse Square first mortgage was refinanced with a temporary bridge loan and the net proceeds were used to partially repay the second mortgage on the property. In exchange for a 20% ownership interest in Firehouse Square, the second mortgagee contributed the balance of the second mortgage to capital and cancelled its loan. The permanent financing closed January 31, 2003.
           On October 1, 2002, the Registrant purchased a property, 4258 Main Street, Philadelphia, PA. The property is contiguous to Canal House. The purchase was closed with 100% of the proceeds from a first mortgage on the property

          (2)  Capital Resources

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

          (3)  Results of Operations

           During the third quarter of 2002, Registrant incurred a net loss of $607,196 ($23.61 per limited partnership unit) compared to a net loss of $236,628 ($9.20 per limited partnership unit) for the same period in 2001. For the first nine months of 2002, the Registrant incurred a net loss of $9,213 ($0.36 per limited partnership unit) compared to a net loss of 932,748 ($36.27 per limited partnership unit)  for  the same period in 2001.  Included in net income  for  the first nine months of 2002 is a gain of $84,113 on the sale of the investment in Saunders Apartments and an extraordinary gain of $1,067,620 on the foreclosure of Strehlow Terrace Apartments.

           Rental income decreased $21,368 from $580,772 in the third quarter of 2001 to $559,404 in the same period of 2002 and for the first nine months decreased $102,811 from $1,814,518 in the first nine months of 2001 to $1,711,707 in the same period in 2002. The decrease from the third quarter and the first nine months of 2001 to the same periods in 2002 is due to the foreclosure of Strehlow Terrace, partially offset by increases at Firehouse Square, Canal House, Roseland, 4258 Main Street and Mater Dolorosa. The increases at Firehouse Square and Canal House are due to increases in average rental rates.

          Rental operations expense increased $42,088 from $226,963 in the third quarter of 2001 to $269,051 in the same period of 2001 and for the first nine months increased $4,420 from $950,167 in 2001 to $954,587 in the same period of 2002. The increase in rental operations expense from the third quarter and the first nine months of 2001 to the same period in 2002 is due to an increase in insurance expense, maintenance expense, legal and accounting, commission expense and advertising expense partially offset by a decrease in wages and salaries expense, management fees and utilities expense. The increase in insurance expense at the Registrant's properties is due to insurance market conditions. The increase in maintenance expense, commission expense and advertising expense was due to increased apartment turnover at Canal House, 4258 Main Street, Firehouse Square and Mater Dolorosa partially offset by a decrease in maintenance expense at Strehlow Terrace due to foreclosure of the property. The decrease in wages and salaries expense is due to a decrease in contract security payroll at Mater Dolorosa. The decrease in management fees and utilities expense is due to decreases at Mater Dolorosa, Roseland and Strehlow partially offset by an increase at Firehouse Square.

          Interest expense increased by $390,096 from $257,710 in the third quarter of 2001 to $647,807 in the same period in 2002 and increased $336,460 from $849,557 in the first nine months of 2001 to $1,186,017 for the same period in 2002. The increase from the third quarter and the first nine months of 2001 to the same period in 2002 is due to an increase in interest expense at Firehouse Square and 4258 Main Street, partially offset by decreases at Mater Dolorosa, Strehlow and Roseland. The increase at Firehouse Square is due to a prepayment penalty incurred upon the refinance of the first mortgage. The decrease at Mater Dolorosa is due to the decrease in the principal balance on which interest is calculated. The decrease in interest expense at Strehlow is due to the foreclosure of the property.

           Losses incurred during the quarter at the Registrant's properties were to $633,000, compared to a loss of approximately $233,000 for the same period in 2001. For the first nine months of 2002 the Registrant's properties recognized income of $156,000 compared to a loss of approximately $933,000 for the same period in 2001.

           In the third quarter of 2002, Registrant incurred a loss of $547,000 at Firehouse Square including $130,000 of depreciation and amortization expense, compared to a loss of $82,000 including $87,000 of depreciation and amortization expense in the third quarter of 2001 and, for the first nine months of 2002, incurred a loss of $747,000 including $285,000 of depreciation and amortization expense, compared to a loss of $272,000, including $217,000 of depreciation and amortization expense for the same period of 2001. The increase in the loss from the third quarter and the first nine months of 2001 to the same period in 2002 is due to an increase in maintenance expense and interest expense, partially offset by an increase in rental income. The increase in maintenance expense is due to an increase in maintenance service and roof repairs. The increase in interest expense is due to a prepayment penalty incurred upon the refinance of the first mortgage. The increase in rental income is due to an increase in average rental rates.

           In the third quarter of 2002, Registrant incurred a loss of $5,000 at 4258 Main Street. The Registrant purchased the property October 1, 2002.

           In the third quarter of 2002, Registrant incurred a loss of $70,000 at Canal House including $100,000 of depreciation and amortization expense, compared to a loss of $68,000 including $113,000 of depreciation expense in the third quarter of 2001. The increase in loss from the third quarter of 2001 to the same period in 2002 is due to an increase in maintenance and utilities expense, partially offset by an increase in rental income. The increase in maintenance expense is due to an increase in maintenance service and appliance repairs expense. The increase in utilities expense is due to an increase in electric, water and sewer charges. The increase in rental income is due to an increase in average occupancy (93% to 94%).

           In the first nine months of 2002, the Registrant incurred a loss of $315,000 at Canal House including $300,000 of depreciation and amortization expense, compared to a loss of $343,000, including $339,000 of depreciation expense for the same period in 2001. The decrease in the loss from the first nine months of 2001 to the same period in 2002 is due to an increase in rental income and decreases in utilities expense and miscellaneous operating expenses. The increase in rental income is due to an increase in average occupancy (93% to 94%). The decrease in utilities expense is due to a decrease in electricity charges. The decrease in miscellaneous operating expenses is due to a decrease in travel expense and office expense.

          In the third quarter of 2002, the Registrant incurred a loss of $0 at Strehlow Terrace, compared to a loss of $41,000 including $60,000 of depreciation expense in the third quarter of 2001. The decrease in loss for the third quarter of 2001 to the same period in 2002 is due to the foreclosure of the property in the second quarter of 2002.

           In the first nine months of 2002, the Registrant recognized income of $1,282,000 at Strehlow Terrace, compared to a loss of $152,000, including $181,000 of depreciation and amortization expense for the same period in 2001. The decrease in loss for the first nine months of 2001 to the same period in 2002 is due to the foreclosure of the property in the second quarter of 2002.

           In the third quarter of 2002, Registrant recognized income of $26,000 at Mater Dolorosa including $32,000 of depreciation and amortization expense, compared to income of $23,000 including $32,000 of depreciation and amortization expense in the third quarter of 2001 and, for the first nine months of 2002, the Registrant recognized income of $23,000 at Mater Dolorosa including $95,000 of depreciation and amortization expense, compared to income of $7,000, including $95,000 of depreciation and amortization expense for the same period in 2001. The increase in income for the third quarter and the first nine months of 2001 to the same periods in 2002 is due to a decrease in wages and salaries and interest expense. The decrease in wages and salaries is due to a decrease in managers salaries. The decrease in interest expense is due to the decrease in the principal balance on which interest is calculated.

           In the third quarter of 2002, Registrant incurred a loss of $37,000 at Roseland including $18,000 of depreciation and amortization expense, compared to a loss of $37,000 including $17,000 of depreciation in the third quarter of 2001 and, for the first nine months of 2002, the Registrant incurred a loss of $82,000 including $53,000 of depreciation and amortization expense, compared to a loss of $90,000, including $52,000 of depreciation expense for the same period in 2001. The loss did not change from the third quarter and the first nine months of 2001 to the same period in 2002 is due to a decrease in utilities expense, maintenance expense and management fees offset by increases in wages expense and rental income. The decrease in utilities expense is due to a decrease in electric, gas, water and sewer charges. The decrease in maintenance expense is due to a decrease in equipment rental.

           The Registrant owned a minority interest in Saunders Apartments which it accounts for on the equity method. The Registrant does not include the assets or liabilities of Saunders Apartments in its consolidated financial statements. The following operating information is provided for the property. For the third quarter and the first nine months of 2002 Registrant incurred a loss of $0 at Saunders Apartments compared to a loss of $13,000 for the same period of 2001. The decrease in the loss from the third quarter and first nine months of 2002 to the same period in 2001 is due to the sale of the Registrant's interest in the property.

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

            32 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


        (b) Reports on Form 8-K:

            No reports were filed on Form 8-K during the quarter ended September 30, 2002.

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

             DIVERSIFIED HISTORIC INVESTORS VI

                       By: Dover Historic Advisors VI, its
                           general partner

                           By: EPK, Inc., managing partner

Date:  August 30, 2004         By:  /s/ Spencer Wertheimer
       ---------------              ----------------------
                                    SPENCER WERTHEIMER
                                    President (principal executive
                                    officer, principal financial
                                    officer)

                                                            Exhibit 31

                             CERTIFICATION

  I, Spencer Wertheimer, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarterly period ended September 30, 2002, of Diversified Historic Investors VI;

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

                                                            Exhibit 32

                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Diversified Historic Investors VI on Form 10-Q for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Spencer Wertheimer, President and Treasurer of the Company's managing partner, EPK, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

  (2) The information contained in the Report fairly presents, in all material respects, the, financial condition and results of operations of the Company.


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