Form 10-K
period 2002-12-31
DIVERSIFIED HISTORIC INVESTORS VI
filed 2004-09-08
CIK 828604

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-K

(Mark One)
[X]  ANNUAL  REPORT  PURSUANT  TO SECTION  13  OR  15(D)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended        December 31, 2002
                          ---------------------------------------

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

       1521  LOCUST  STREET,   PHILADELPHIA, PA  19103
-----------------------------------------------------------------
(Address of principal executive offices)       (Zip Code)

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

Aggregate  market  value of Units held by non-affiliates  of  the
Registrant: Not Applicable*
            ---------------

* Securities not quoted in any trading market to Registrant's knowledge.

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).  Yes      No   X
                                           -----    -----

                                PART I

Item 1.      Business

          a. General Development of Business

              Diversified Historic Investors VI ("Registrant") is a limited partnership formed in 1988 under Pennsylvania law. As of December 31, 2002, Registrant had outstanding 25,461 units of limited partnership interest (the "Units").

              Registrant is presently in its operating stage. It originally owned eight properties or interests therein. Interests in three properties have been lost through foreclosure and an interest in a third property was reduced substantially and subsequently sold. In 2002, an additional property was purchased. See Item 2. Properties, for a description thereof. For a discussion of the operations of the Registrant, see Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

              Since  the  Registrant's inception, all  the  properties
acquired either by the Registrant, or the subsidiary partnerships in which it has an interest, have been rehabilitated and certified as historic structures and have received the related investment tax credit. In addition, four properties (Roseland, Mater Dolorosa, Strehlow Terrace and Saunders Apartments) are low-income housing structures which qualify for, have received, and will continue to receive, the low income tax credits. Each of the properties currently owned is held for rental operations. At this time it is anticipated that all the properties will continue to be held for this purpose. At such time as real property values begin to increase to a point where they can be sold at a price which is sufficient to repay the underlying indebtedness, the Registrant will re-evaluate its investment strategy regarding the properties.

              As of December 31, 2002, Registrant owned interests in five properties, located in Nebraska (one), Virginia (one), Pennsylvania (two), and Louisiana (one). In total, the properties contain 17 apartment units, 137 condominium units used as rental units, and 50,648 square feet ("sf") of commercial/retail space. As of December 31, 2002, 141 of the apartment and condominium units were under lease (92%) at monthly rental rates ranging from $111 to $1,630. In addition, 50,648 sf of commercial/retail space was under lease (100%) at annual rates ranging from $8.00 to $26.50 per sf. Rental of the apartments and commercial space is not expected to be seasonal. For a further discussion of the properties, see Item 2. Properties.

             Strehlow Terrace Apartments was foreclosed by the Department of Housing and Urban Development, the guarantor of the first mortgage, on April 30, 2002.

              On June 30, 2002, the Registrant sold its investment in Saunders Apartments for $25,000. The proceeds of the sale were used to pay the accrued expenses of the Registrant.

              The Registrant is affected by and subject to the general competitive conditions of the residential and commercial real estate industry. As a result of the overbuilding that occurred in the 1980's, the competition for both residential and commercial tenants in the local markets where the Registrant's properties are located is generally strong. In each of the markets, there are several similar historically certified rehabilitated buildings. Three of the properties held for rental are market-rate properties and are located in Alexandria, Virginia, and Philadelphia, Pennsylvania. At these properties the Registrant is forced to keep its rent levels competitively low in order to maintain moderate to high occupancy levels. Management of each of these properties makes frequent market analyses in order to set rent levels. When occupancy nears the 97-99% range, management considers raising the rents by more than a normal cost of living increase. If occupancy falls below 85%, management considers lowering rents. Two of the properties held for rental are low-income housing structures located in Omaha, Nebraska, and New Orleans, Louisiana. These properties have fixed rental rates and face competition for low to moderate income tenants from other low income properties in the area. However, there is no organization which holds a dominant position in the residential housing or commercial leasing market in any of the geographic areas in which the Registrant's properties are located.

             Registrant has no employees. Registrant's activities are overseen by Brandywine Construction & Management, Inc. ("BCMI"), a real estate management firm.

            d. Financial Information About Foreign and Domestic Operations and Export Sales

             See Item 8. Financial Statements and Supplementary Data.

Item 2.      Properties

           As of December 31, 2002, Registrant owned interests in five partnerships that each owns one property. A summary description of each property is given below.

           a. Firehouse Square - consists of 31,507 sf of commercial space at 902-910 King Street in Alexandria, Virginia. In December 1988, Registrant was admitted, with a 90% general partner interest, to Firehouse Square General Partnership ("FSGP"), a Virginia general partnership, for a cash capital contribution of $1,750,000. FSGP acquired and rehabilitated the property for $5,660,000 ($151.51 per
sf), funded by the equity contribution and a mortgage note payable of $4,207,000. On June 1, 1993, the first mortgage was modified. The terms of the modification included the addition of all accrued and unpaid interest ($218,728) to the principal balance and revision of the payment terms. The lender also advanced $40,711 for real estate taxes and $33,627 for tenant improvements. Monthly payments of interest to the new note holder were to be made in an amount equal to net operating income. The note accrued interest at prime plus 1/2%. On November 16, 1994, the new first mortgage holder foreclosed upon its mortgage. By "credit bidding" its mortgage, the mortgage holder became the successful bidder at sale. The first mortgage holder sold its successful bid to a partnership known as 901 King Street
Associates ("KSA"). KSA is a general partnership owned 90% by the Registrant. The selling price of the mortgage was the amount that the mortgage had been immediately prior to foreclosure. The obligation has terms materially the same as the original mortgage loan and is secured by a new mortgage on the property. Therefore, after the sale, the Registrant's interest in the property was unchanged. The principal balance of the mortgage at December 31, 1997 was $4,304,188. The note accrued interest at prime plus 1/2% and the entire principal balance was due October 1998. In June 1995, the Registrant refinanced $900,000 of the first mortgage. This loan bore interest at 9.75%, was payable in monthly installments of principal and interest of $8,021 and was due in June 2005. In November 1998, both mortgages were refinanced. The first mortgage was refinanced with a $1,937,000 mortgage (principal balance of $1,849,227 at December 31, 2001) which bears interest at 7.08%, is payable in monthly installments of principal and interest of $13,789 and is due in November 2008. The second mortgage was refinanced with a $4,330,107 mortgage which bears interest at 7%, is due in December 2008 with monthly payments of interest to be made in an amount equal to net operating income. Proceeds from the refinancing of the first mortgage were used to reduce the second mortgage principal.

              On September 26, 2002, the Firehouse Square first mortgage was refinanced with a temporary bridge loan and the net proceeds were used to partially repay the second mortgage on the property. The principal balance of the first mortgage was increased to $3,520,000 and the net proceeds were used to reduce the second mortgage. In exchange for a 20% ownership interest in and a preferred return from KSA, the second mortgage holder converted the balance of its outstanding debt to equity and cancelled its loan. The permanent financing closed January 31, 2003. The new first mortgage bears interest at 6.75 % and is due March 1, 2013.

              The  property  is managed by BCMI.  As of  December  31,
2002, 31,507 sf of space were under lease (100%) at annual rates ranging from $9.12 to $26.50 per sf. The occupancy for the previous four years was 100% for 2001, 2000, 1999 and 1998. The average annual rent was $ 7.56 to $ 22.18 for 2001, $7.34 to $21.53 for 2000, and
$7.12 to $20.89 for 1999 and 1998. There are three tenants who each occupy ten percent or more of the rentable square footage. They operate principally as a law firm, an architectural firm and a computer company. All leases are operating leases and the minimum future rentals on the non-cancelable leases as of December 31, 2002 are $1,848,832.
              The following is a table showing commercial lease expirations at Firehouse Square for the next five years.

                                         Total annual
            Number of   Total sf of     rental covered       % of gross
             leases      expiring        by expiring       annual rental
Year        expiring      leases           leases          from property

2003         2             9,623           $194,866          34 %
2004         2             4,241           $ 58,975          10 %
2005         2             2,994           $ 67,895          12 %
2006         1             2,574           $ 49,800           9 %
2007         2             6,862           $ 145,304         25 %


             For tax purposes, this property has a basis of $4,260,797 and is depreciated using the straight-line method with a useful life of 39 years. The annual real estate taxes are $40,943. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

          b. Roseland - consists of 17 low-income apartments and 3,000 sf of retail space at 4932 South 24th Street in South Omaha, Nebraska. In July 1988, Registrant was admitted with a 98% general partner interest and a 1% limited partner interest to Roseland Redevelopment Partners ("RRP"), a Nebraska limited partnership, for a cash capital contribution of $700,000. RRP acquired and rehabilitated the property for $1,680,000 ($70.29 per sf), funded by the equity contribution and three notes payable. The first note payable of $500,000 is non-interest bearing with principal due upon sale of the property; the second note payable of $63,313 bore interest at 9.16%, with interest adjusting every three years based on the three-year Treasury Bill rate plus 250 basis points, was payable in semi-annual installments of principal and interest of $4,856 and was due in November 2001. The third note payable of $370,000 (principal balance of $313,808 at December 31, 2002) bears interest at 8%, is payable in monthly installments of principal and interest of $3,083 and is due in August 2006.

              The property is managed by an independent property management firm. On December 31, 2002, 11 of the units were leased (65%) at monthly rents of $111 to $535 and 3,000 sf of commercial space (100%) was leased at annual rents ranging from $3.00 to $8.00 per sf. All residential leases are renewable, one-year leases. The occupancy for the residential units for the previous four years was 71% for 2001, 80% for 2000, 80% for 1999 and 82% for 1998. The
monthly rental range has been approximately the same since 1998. The commercial space has been 100% occupied since 1998. The range for annual rents has been $3.00 to $8.00 for 2001 and 2000 and $3.13 to $5.00 per sf for 1999 and 1998. There is one tenant who occupies ten percent or more of the rentable square footage. It principally functions as a tax counseling provider. All commercial leases are operating leases and the minimum future rentals on the noncancelable leases as of December 31, 2002 are $4,800.


              The following is a table showing commercial lease expirations at Roseland for the next five years:

                                         Total annual
            Number of   Total sf of     rental covered
             leases      expiring        by expiring         % of gross
Year        expiring      leases           leases          annual rental

2003            1          600            $4,800            7%
2004            0            0                 0            0
2005            0            0                 0            0
2006            0            0                 0            0
2007            0            0                 0            0

             For tax purposes, this property has a basis of $1,729,289 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $1,314. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

           c. Mater Dolorosa Apartments - consists of 66 low income apartments located at 1265 South Carrollton Avenue in New Orleans, Louisiana. In July 1988, Registrant was admitted with a 90% general partnership interest to Mater Dolorosa General Partnership ("MDGP") a Pennsylvania general partnership, for a cash contribution of $1,519,000. MDGP acquired and rehabilitated the property for $3,149,000 ($59.39 per sf), funded by the equity contribution and a note payable of $1,790,000. The note payable bears interest at 8.5%, is payable in monthly installments of principal and interest of $17,627, and is due in April 2005 (principal balance at December 31, 2002 of $446,261).

              The property is managed by a property management firm which is an affiliate of the Registrant's co-general partner of MDGP. At December 31, 2001, 64 of the units were rented (97%) at monthly rents of $533 to $629. All leases are renewable, one-year leases. The occupancy for the previous four years was 100% for 2001 and 2000 and 97% for 1999 and 1998. The monthly rental range has been approximately the same since 1998. For tax purposes, this property has a basis of $3,178,476 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $5,531. There is no one tenant who occupies ten percent or more of the building. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

           d. Canal House - consists of 71 residential condominium units and 8,341sf of commercial condominium space located at 4250-4312 Main Street, Manayunk, Pennsylvania. In February 1989, Registrant was admitted to Canal House Historic Associates ("CHHA"), a Pennsylvania limited partnership, with a 99% general partner interest for a cash contribution of $6,000,000. During 1990, Registrant made an additional cash contribution of $200,000. The 1% limited partnership interest is also controlled by Registrant; it is held by a Pennsylvania corporation whose stock is owned by Registrant. CHHA acquired and rehabilitated the property for $9,700,000 ($94.41 per sf) which was funded by the equity contribution and a loan of $4,000,000 with interest at 7.75% and monthly principal and interest payments (based on a 30-year amortization schedule) note (principal balance of $1,520,117 at December 31, 2002). In October 1995, the Registrant ceased making debt service payments. The loan was sold in December 1995. The Registrant entered into an agreement with the new holder of the whereby the maturity of the loan was extended to December 2004 and monthly payments of interest are to be made to the new note holder in an amount equal to net operating income. In April 1996, the Registrant refinanced $3,216,000 of the first mortgage. This new loan was a first mortgage which bore interest at 8.75%, payable in monthly installments of principal and interest of $25,300 and was due in April 2003. In September 1998, the second mortgage lender advanced the property $3,907,200 to repay the first mortgage with the intention of refinancing the first mortgage at a lower interest rate. This refinancing was completed in January 1999 with a $4,000,000 mortgage loan which bears interest at 7.22%, is payable in monthly payments of principal and interest of $27,206 and is due in January 2009.

             The property is managed by BCMI. At December 31, 2002, 66 of the residential units were under lease (93%) at monthly rents of $750 to $1,630, and 8,341 sf of commercial space was under lease (100%) at annual rents ranging from $16.23 to $26.12 per sf. All residential leases are renewable, one-year leases. The occupancy for the residential units for the previous four years was 97% for 2001, 96% for 2000, 93% for 1999 and 92% for 1998. The monthly rental range has been approximately the same since 1998. The occupancy for the commercial space was 88% for 2001, 100% for 2000, 1999, and 1998. The range for annual rents was $22.80 to $26.87 for 2001, $22.47 to $23.22 for 2000, $7.12 to $20.89 for 1999 and $19.00 to $24.14 per sf for
1998. There are four tenants who each occupy ten percent or more of the rentable square footage. They operate principally as a bank, a furniture store and two restaurants. All leases are operating leases and the minimum future rentals on the noncancelable leases as of December 31, 2002 are $146,223.

              The following is a table showing commercial lease expirations at Canal House for the next five years.

                                         Total annual
            Number of   Total sf of     rental covered
             leases      expiring        by expiring         % of gross
Year        expiring      leases           leases          annual rental

2003            3         1,885            $39,000           21 %
2004            0             0                  0            0 %
2005            1         2,426            $55,313           10 %
2006            0             0                  0            0 %
2007            0             0                  0            0 %


             For tax purposes, this property has a basis of $9,808,472 and is depreciated using the straight-line method with a useful life of 27.5 years. The annual real estate taxes are $94,210. It is the opinion of the management of the Registrant that the property is adequately covered by insurance.

           e. 4258 Main Street - consists of 10,200 sf of commercial space located at 4258-4264 Main Street, Manayunk, Pennsylvania. The property is contiguous to Canal House. In October 2002, Registrant was admitted to 4258 Main Street Associates LP, a Pennsylvania limited partnership, with a 99% general partner interest. The 1% limited partnership interest is also controlled by Registrant; it is held by a Pennsylvania limited liability corporation whose stock is owned by Registrant. The purchase was closed with 100% of the proceeds from a first mortgage of $1,410,000 on the property.

           The property is managed by BCMI. As of December 31, 2002, 10,200 sf of space were under lease (100%) at annual rates ranging from $9.84 to $14.82 per sf. There are two tenants who each occupy ten percent or more of the rentable square footage. They operate principally as a restaurant and a billiards hall. All leases are operating leases and the minimum future rentals on the non-cancelable leases as of December 31, 2002 are $377,784.

                                          Total annual
            Number of   Total sf of     rental covered
             leases      expiring        by expiring         % of gross
Year        expiring      leases           leases          annual rental

2003            0            0                 0                0 %
2004            1        4,100           $62,136               51 %
2005            0            0                 0                0 %
2006            0            0                 0                0 %
2007            0            0                 0                0 %



Item 3.  Legal Proceedings

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

                                PART II

Item   5.     Market  for  Registrant's  Common  Equity  and   Related
Stockholder Matters

          a. There is no established public trading market for the Units. Registrant does not anticipate any such market will develop. Trading in the units occurs solely through private transactions. The Registrant is not aware of the prices at which trades occur. Registrant's records indicate that 147 units were sold or exchanged of record in 2002.

          b. As of December 31, 2002, there were 2,827 record holders of Units.

        c. Registrant did not declare any cash dividends in 2002 or 2001.
Item 6.   Selected Financial Data

         The following selected financial data are for the five years ended December 31, 2002. This data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                     2002        2001        2000        1999       1998
                     ----        ----        ----        ----       ----
Rental income   $ 2,301,046 $ 2,434,782 $ 2,445,698 $ 2,373,232 $ 2,295,927
Interest income       4,298       4,681       6,966       3,677       2,783
Net loss            170,867   1,395,838   1,338,104   1,650,894   2,447,292
Net loss per Unit      6.64       54.27       52.03       64.19       95.16
Total assets (net
 of depreciation
 and
 amortization)   12,960,214  15,571,065  16,646,793  17,740,808  18,878,736
Debt obligations 11,559,933  16,616,789  16,857,962  17,077,741  17,161,190

Note: See Part II, Item 7.3 Results of Operations for a discussion of factors which materially affect the comparability of the information reflected in the above table.

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

          (1)     Liquidity

             At December 31, 2002, Registrant had unrestricted cash of $52,278. Cash generated from operations is used primarily to fund operating expenses and debt service. If cash flow proves to be insufficient, the Registrant will attempt to negotiate loan modifications with the various lenders in order to remain current on all obligations. The Registrant is not aware of any additional sources of liquidity.

              As of December 31, 2002, Registrant had restricted cash of $275,856 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

              In recent years the Registrant has realized significant losses, including the foreclosure of three properties and a substantial reduction of interest in a third property. At the present time, all remaining properties are able to pay their operating expenses and debt service including one of the properties where the mortgage is a cash-flow mortgage, requiring all available cash after payment of operating expenses to be paid to the first mortgage holder. None of the properties is currently producing a material amount of revenues in excess of operating expenses and debt service. Therefore, it is unlikely that any cash will be available to the Registrant to pay its general and administrative expenses.

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

          (3)     Results of Operations

              During 2002, Registrant incurred a net loss of $170,867 ($6.64 per limited partnership unit) compared to a net loss of $1,395,838 ($54.27 per limited partnership unit) in 2001 and a net loss of $1,338,104 ($52.03 per limited partnership unit) in 2000. Included in the net loss for 2002 is a gain of $84,113 on the sale of the investment in Saunders Apartments and an extraordinary gain of $1,067,620 on the foreclosure of Strehlow Terrace Apartments.

              Rental income decreased from $2,445,698 in 2000 to $2,434,782 in 2001 and $2,301,046 in 2002. The decrease from 2001 to
2002 is due to the foreclosure of Strehlow partially offset by an increase in occupancy and average rental rates at Canal House and Firehouse Square and the addition of 4258 Main Street to the portfolio. The decrease from 2000 to 2001 is due to a decrease in average occupancy at Strehlow, partially offset by an increase in the average rental rates at Canal House and Firehouse Square.

              Rental operations expense increased from $1,192,754 in 2000 to $1,247,800 in 2001 and decreased to $1,123,519 in 2002. The decrease from 2001 to 2002 is due to the foreclosure of Strehlow partially offset by increases in insurance expense at Canal House, 4258 Main Street, Firehouse Square and Mater Dolorosa. The increase from 2000 to 2001 is due to an increase in maintenance expense at Canal House, Mater Dolorosa and Roseland, an increase in utilities expense at Strehlow and Roseland, and an increase in insurance expense at Canal House and Mater Dolorosa.

              Interest expense decreased from $1,398,919 in 2000 to $1,397,720 in 2001 and increased to $1,539,717 in 2002. The increase from 2001 to 2002 is due to a prepayment penalty incurred upon the refinance of the first mortgage at Firehouse Square. The decrease from 2000 to 2001 is due to a decrease in the principal balance on which interest is calculated.

              Depreciation and amortization expense increased from $1,178,867 in 2000 to $1,190,197 in 2001 and decreased to 1,020,938 in
2002.   The  decrease from 2001 to 2002 is due to the  foreclosure  of
Strehlow.

              In 2002, income of $5,000 was recognized at Registrant's properties compared to losses of $ 1,293,000 in 2001 and $ 1,227,000 in 2000. . Included in the income for 2002 is a gain of $84,113 on the sale of the investment in Saunders Apartments and an extraordinary gain of $1,067,620 on the foreclosure of Strehlow Terrace Apartments. A discussion of property operations/activities follows:

              In 2002, Registrant incurred a loss of $102,000 at Roseland, including $70,000 of depreciation and amortization expense, compared to a loss of $86,000, including $69,000 of depreciation and amortization expense, in 2001 and a loss of $79,000, including $70,000 of depreciation an amortization expense, in 2000. Since Roseland is a low income housing property, rents are fixed in relation to specified income levels. As a result, similar to Mater Dolorosa and Strehlow Terrace discussed below, the property experiences high occupancy levels but rental income remains low. The increase in loss from 2001 to 2002 is due to a decrease in occupancy. The increase in loss from 2000 to 2001 is due to an increase in utilities expense and maintenance expense. The increase in utilities expense is due to an increase in electricity expense and the increase in maintenance expense is due to an increase in apartment preparation expenses.

              In 2002, Registrant incurred a loss of $841,000 at Firehouse Square, including $341,000 of depreciation and amortization expense, compared to a loss of $460,000, including $276,000 of depreciation and amortization expense, in 2001 and a loss of $499,000, including $268,000 of depreciation and amortization expense, in 2000. The increase in loss from 2001 to 2002 is due to increases in interest expense and insurance expense. The increase in interest expense is due to a prepayment penalty incurred upon the refinance of the first mortgage. The decrease in loss from 2000 to 2001 is due to an increase in rental income, partially offset by an increase in depreciation and interest expense. The increase in rental income is due to an increase in average rental rates.

             In 2002, Registrant recognized income of $13,000 at Mater Dolorosa, including $126,000 of depreciation and amortization expense, compared to income of $16,000, including $126,000 of depreciation and amortization expense, in 2001 and income of $21,000, including $126,000 of depreciation and amortization expense, in 2000. Since Mater Dolorosa is a low income housing property, rents are fixed in relation to specified income levels. As a result, similar to Roseland and Strehlow Terrace, the property experiences high occupancy levels but rental income remains low. The decrease in income from 2001 to 2002 is due to a decrease in rental income partially offset by a decrease in maintenance expense. The decrease in rental income is due to a decrease in occupancy. The decrease in maintenance is due to a decrease in repairs expense. The decrease in income from 2000 to 2001 is due to an increase in insurance expense and maintenance expense. The increase in maintenance expense is due to an increase in repairs expense.

              In 2002, Registrant recognized income of $1,282,000 at Strehlow Terrace Apartments, including $0 of depreciation and amortization expense, compared to a loss of $449,000, including $242,000 of depreciation and amortization expense, in 2001 and a loss of $325,000, including $240,000 of depreciation and amortization expense, in 2000. Included in income for 2002 is an extraordinary gain on the extinguishment of debt of $1,067,620. Since Strehlow is a low income housing property, rents are fixed in relation to specified income levels. As a result, similar to Registrant's other low-income properties, the property experiences high occupancy levels but rental income remains low. The increase in income from 2001 to 2002 is due to an extraodinary gain from the foreclosure of the property. The increase in loss from 2000 to 2001 is due to an increase in operating expenses and a decrease in rental income. The decrease in rental income is due to a decrease in average occupancy and the increase in operating expense is due to an increase in utilities expense and management fees.

               Strehlow Terrace Apartments was foreclosed by the Department of Housing and Urban Development, the guarantor of the first mortgage, on April 30, 2002.

              In 2002, Registrant incurred a loss of $323,000 at Canal
House, including $403,000 of depreciation and amortization expense compared to a loss of $314,000 including depreciation and amortization expense of $400,000 in 2001 and a loss of $344,000 including depreciation and amortization expense of $396,000 in 2000. The increase in loss from 2001 to 2002 is due to an increase in operating expenses partially offset by an increase in rental income. The increase in operating expenses is due to increases in insurance, maintenance and advertising expenses. The increase in rental income is due to an increase in commercial occupancy. The decrease in loss from 2000 to 2001 is due to an increase in rental income, partially offset by an increase in operating expense. The increase in rental income is due to an increase in average rental rates and the increase in operating expense is due to an increase in commissions expense and real estate tax expense.

              In 2002, Registrant incurred a loss of $24,000 at 4258 Main Street, including $21,000 of depreciation and amortization expense. The registrant purchased the property on October 1, 2002.

             Summary of Equity Method Investments

              In 2002, Registrant recognized income of $84,000 at Saunders Apartments compared to a loss of $11,000 in 2001 and a loss of $20,000 in 2000. The increase in income from 2001 to 2002 is due to the sale of the Registrant's interest in the property. The decrease in loss from 2000 to 2001 is due to an increase in rental income and a decrease in maintenance expense. The increase in rental income is due to an increase in occupancy and the decrease in maintenance expense is due to a decrease in apartment preparation expenses and repairs expense.

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

                     Independent Auditor's Report

To the Partners of Diversified Historic Investors VI

We have audited the accompanying consolidated balance sheet of Diversified Historic Investors VI (a Pennsylvania limited partnership) and subsidiaries as of December 31, 2002 and 2001 and the related statements of operations, changes in partners' equity and cash flows for the years ended December 31, 2002, 2001 and 2000. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Strehlow Terrace Apartments Limited Partnership, which reflect total assets of $3,344,968 and $3,336,607 as of December 31, 2001 and 2000 and total revenues of $262,574 and $364,615, respectively, for the years then ended. In addition, we did not audit the financial statements of Mater Dolorosa General Partnership which reflect assets of $1,385,658 and $1,509,658 as of December 31, 2002 and 2002 and total revenues of $404,964 and $426,567, respectively, for the years then ended. The statements of Mater Dolorosa were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Mater Dolorosa General Partnership, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversified Historic Investors VI as of December 31, 2002 and 2001, and the results of operations and cash flows for the years ended December 31, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

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




Gross, Kreger & Passio, L.L.C.
Philadelphia, Pennsylvania
June 10, 2004

                     Independent Auditor's Report

To the Partners of
Mater Dolorosa General Partnership

We have audited the accompanying balance sheets of Mater Dolorosa General Partnership, for December 31, 2002 and 2001 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mater Dolorosa General Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Pailet, Meunier and LeBlanc, L.L.P.
Metairie, Louisiana
January 28, 2003

                   DIVERSIFIED HISTORIC INVESTORS VI
                        (a limited partnership)

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
              ------------------------------------------

                   AND FINANCIAL STATEMENT SCHEDULES
                   ---------------------------------


Consolidated financial statements:                                Page

     Consolidated Balance Sheets at December 31, 2002 and 2001     17

     Consolidated Statements of Operations for the Years
      Ended December 31, 2002, 2001, and 2000                      18

     Consolidated Statements of Changes in Partners' Equity
      for the Years Ended December 31, 2002, 2001,and 2000         19

     Consolidated Statements of Cash Flows for the Years
      Ended December 31, 2002, 2001, and 2000                      20

     Notes to consolidated financial statements                  21-28


Financial statement schedules:

     Schedule XI - Real Estate and Accumulated Depreciation        30

     Notes to Schedule XI                                          31






All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                   DIVERSIFIED HISTORIC INVESTORS VI
                        (a limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
                      December 31, 2002 and 2001

                                Assets

                                              2002         2001
                                              ----         ----
Rental properties at cost:
 Land                                   $ 1,086,228   $   950,238
 Buildings and improvements              22,116,796    27,280,952
 Furniture and fixtures                   1,009,816       970,440
                                        -----------   -----------
                                         24,212,840    29,201,630
     Less - accumulated depreciation    (12,108,643)  (14,365,627)
                                        -----------   -----------
                                         12,104,197    14,836,003
Cash and cash equivalents                    52,278        38,973
Restricted cash                             276,856       305,995
Accounts receivable                          66,929        54,382
Investment in affiliate                           0       (59,113)
Other assets (net of accumulated
 amortization  of $768,380 and $819,993)    459,954       394,825
                                        -----------   -----------
         Total                          $12,960,214   $15,571,065
                                        ===========   ===========

                 Liabilities and Partners' Equity
Liabilities:
 Debt obligations                       $11,559,934   $16,616,789
 Accounts payable:
  Trade                                   1,383,672     1,423,037
  Taxes                                       8,114        21,780
  Related parties                           446,907       481,605
  Other                                      65,113        28,717
 Interest payable                           992,358     2,022,602
 Tenant security deposits                   159,235       134,443
 Advances                                         0        35,720
                                        -----------   -----------
         Total liabilities               14,615,333    20,764,693
Minority interest                         3,709,376             0
Partners' deficit                        (5,364,495)   (5,193,628)
                                        -----------   -----------
         Total                          $12,960,214   $15,571,065
                                        ===========   ===========


The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------

         For the years ended December 31, 2002, 2001 and 2000

                                       2002          2001          2000
                                       ----          ----          ----

Revenues:
 Rental income                     $2,301,046    $2,434,782    $2,445,698
 Other income                          15,928        11,523             0
 Interest income                        4,298         4,681         6,966
 Gain on sale of investement           84,113             0             0
                                   ----------    ----------    ----------
         Total revenues             2,405,385     2,450,986     2,452,664
                                   ----------    ----------    ----------
Costs and expenses:
 Rental operations                  1,123,519     1,247,800     1,192,754
 General and administrative             1,152             0             0
 Interest                           1,539,717     1,397,720     1,398,919
 Bad debt                               3,250             0             0
 Depreciation and amortization      1,020,938     1,190,197     1,178,867
                                   ----------    ----------    ----------
         Total costs and expenses   3,688,576     3,835,717     3,770,540
                                   ----------    ----------    ----------
Loss before minority interest
 and equity in affiliate           (1,283,191)   (1,384,731)   (1,317,876)
Minority interest                      44,704             0             0
Equity in net loss of affiliate             0       (11,107)      (20,228)
                                   ----------    ----------    ----------
Net loss before
 extraordinary item                (1,238,487)   (1,395,838)   (1,338,104)
Extraordinary gain on
 extinguishment of debt             1,067,620             0             0
                                   ----------    ----------    ----------
Net loss                          ($  170,867)  ($1,395,838)  ($1,338,104)
                                   ==========    ==========    ==========

Net loss per limited
 partnership unit:
 Loss before minority interest
 and equity in affiliate          ($    49.89)   ($   53.84)  ($    51.24)
 Minority Interest                       1.74          0.00          0.00
 Equity in net loss of affiliate         0.00         (0.43)        (0.79)
 Extraordinary gain                     41.51          0.00          0.00
                                   ----------    ----------    ----------
Net loss                          ($     6.64)  ($    54.27)  ($    52.03)
                                   ==========    ==========    ==========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                        (a limited partnership)

         CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY
         -----------------------------------------------------

         For the years ended December 31, 2002, 2001 and 2000



                                      Dover
                                    Historic     Limited
                                    Advisors     Partners
                                     VI (1)        (2)         Total
                                    --------     --------      -----
Percentage participation in
 profit or loss                       1%           99%          100%
                                      ==           ===          ====

Balance at December 31, 1999      ($235,256)  ($2,224,430)  ($2,459,686)
Net loss                            (13,381)   (1,324,723)   (1,338,104)
                                   --------    ----------    ----------
Balance at December 31, 2000       (248,637)   (3,549,153)   (3,797,790)
Net loss                            (13,958)   (1,381,880)   (1,395,838)
                                   --------    ----------    ----------
Balance at December 31, 2001       (262,595)   (4,931,033)   (5,193,628)
Net loss                             (1,709)     (169,158)     (170,867)
                                   --------    ----------    ----------
Balance at December 31, 2002      ($264,304)  ($5,100,191)  ($5,364,495)
                                   ========    ==========    ==========


(1) General Partner.

(2) 25,461 limited partnership units outstanding at December 31, 2002, 2001 and 2000.

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------

         For the years ended December 31, 2002, 2001 and 2000

                                          2002        2001         2000
                                          ----        ----         ----

Cash flows from operating activities:
 Net loss                           ($  170,867) ($1,395,838) ($1,338,104)
 Adjustments to reconcile net
  loss to net cash provided
  by operatingactivities:
  Depreciation and amortization       1,020,938    1,190,197    1,178,867
  Gain on sale of investment            (84,113)           0            0
  Extraordinary gain on
   extinguishment of debt            (1,067,620)           0            0
  Equity in loss of affiliate                 0       11,107       20,228
  Minority interest                     (44,704)           0            0
 Changes in assets and liabilities:
  Decrease (increase)
   in restricted cash                     9,945       71,541         (175)
  Increase in other assets             (236,735)    (102,659)      (9,447)
  Increase (decrease) in accounts
   payable - trade                       16,116      101,098       (1,237)
  Increase in accounts payable - taxes    1,316        1,315        1,668
  Increase in accounts payable -
   related party                        135,176       35,403       29,693
  Increase (decrease) in accounts
   payable - other                       42,042       17,893      (40,283)
  (Decrease) increase in interest
   payable                             (429,974)     403,960      443,163
  Increase (decrease) in tenant
   security deposits                     25,691      (34,107)      30,866
  (Decrease) increase in advances       (34,521)      35,720            0
                                     ----------   ----------   ----------
Net cash (used in) provided by
 operating activities                  (817,310)     335,630      315,239
                                     ----------   ----------   ----------
Cash flows from investing activities:
 Cash proceeds from sale of
  Saunders Apartments                    25,000            0            0
 Capital expenditures                (1,440,030)    (101,699)     (89,844)
                                     ----------   ----------   ----------
Net cash used in
 investing activities                (1,415,030)    (101,699)     (89,844)
                                     ----------   ----------   ----------
Cash flows from financing activities:
 Proceeds from debt financing         4,930,000            0            0
 Principal payments                  (2,645,885)    (241,173)    (219,779)
 Distributions to minority interest     (38,470)           0            0
                                     ----------   ----------   ----------
Net cash provided by (used in)
 financing activities                 2,245,645     (241,173)    (219,779)
                                     ----------   ----------   ----------
Increase (decrease) in cash
 and cash equivalents                    13,305       (7,242)       5,616
Cash and cash equivalents at
 beginning of year                       38,973       46,215       40,599
                                     ----------   ----------   ----------
Cash and cash equivalents
 at end of year                      $   52,278   $   38,973   $   46,215
                                     ==========   ==========   ==========

Supplemental Disclosure of Cash Flow
 Information:
 Cash paid during the year
  for interest                       $1,539,717   $1,397,720   $1,398,919


The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                        (a limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ------------------------------------------


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

NOTE B - SUMMARY OF ACCOUNTING POLICIES

A  summary of the significant accounting policies consistently applied
in   the   preparation  of  the  accompanying  consolidated  financial statements follows:

1.   Principles of Consolidation

The accompanying financial statements include the accounts of the Partnership and five subsidiary partnerships ("Ventures") in which the Partnership has controlling interests, with appropriate elimination of inter-partnership transactions and balances. In addition, the Partnership owned a minority interest of 30% in one partnership, which it accounts for on the equity method. Allocations of income and loss to the minority owners of the Ventures will be made until and unless the cumulative losses applicable to the minority interests exceed the minority interests in the equity capital of the Ventures. These financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of the Partnership's General partner, are necessary for a fair statement of the results for those years.

2.   Depreciation

Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Buildings and improvements are depreciated over 25 years and furniture and fixtures over five years.

3.   Net Loss Per Partnership Unit

The net loss per limited partnership unit is based on the weighted average number of limited partnership units outstanding (25,461 units in 2002, 2001 and 2000).
3.   Costs of Issuance

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

Minimum future commercial rentals on operating leases as of December 31, 2002 are as follows:
                 2003              $638,780
                 2004               552,469
                 2005               474,160
                 2006               369,983
                 2007               342,256


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

NOTE E - ACQUISITIONS

The Partnership acquired one property and five general or limited partnership interests in Ventures during the period from January 7, 1988 to December 1988, one general and one limited partnership interest in Ventures in 1989 and one general partnership interest in ventures in October 2002, as discussed below.

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

In December 1988, the Partnership acquired a 99% joint venture interest in a Nebraska joint venture which owns a building located in Omaha, Nebraska, consisting of 23 apartment units, for a cash capital contribution of $875,000. In addition, $153,940 in acquisition costs relating to the investment were capitalized as part of buildings and improvements. These capitalized costs have been removed from the balance sheet. Pursuant to the June 1993 Amended and Restated Joint Venture Agreement, the Partnership's interest was reduced to 30%. This interest was sold in June 2002.

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

In December 1988, the Partnership was admitted, with a 90% general partner interest, to a Virginia general partnership which owns a building located in Alexandria, Virginia, consisting of 32,544 square feet of commercial space, for a cash capital contribution of $1,750,000. In addition, $436,164 in acquisition costs relating to the investment have been capitalized as part of buildings and improvements. In 1990, the Partnership made an additional cash contribution of $196,621 pursuant to an agreement with the co-general partner. In September 2002, the second mortgage lender contributed its note to capital in exchange for a 20% interest in the property, decreasing the partnership's ownership to 72%.

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

In January 1989, the Partnership was admitted, with a 98% general partner interest, to a Nebraska general partnership which owns a building located in Omaha, Nebraska, consisting of 70 apartments units, for a cash capital contribution of $2,250,000. In addition, $448,993 of acquisition costs relating to the investment were capitalized as part of buildings and improvements. The guarantor of the first mortgage foreclosed on this property in April 2002.

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

In October 2002, the Partnership was admitted, with a 99% general partner interest, to a Pennsylvania limited partnership which owns a building located in Manayunk, Pennsylvania consisting of 10,200 sf of commercial space. The purchase was closed with 100% of the proceeds from a first mortgage on the property. The property is contiguous to the partnership's other location in Manayunk, PA.


NOTE F - DEBT OBLIGATIONS

Debt obligations were as follows:                 December 31,
                                               2002         2001
                                               ----         ----

Note   payable,   non-interest   bearing;  $   500,000  $   500,000
principal  due  upon  sale  of  property;
collateralized    by    related    rental
property.

Note   payable,  interest  at  7.75%   at      313,808      323,279
December 31, 2001 and 2000, respectively;
payable   in   monthly  installments   of
principal and interest of $3,083; due in August 2006; collateralized by related rental property.

Note  payable, interest at 8.5%;  payable      446,261      612,116
in  monthly installments of principal and
interest  of $17,627; due in April  2005;
collateralized    by    related    rental
property.

Mortgage  loan, interest accrues  at  7%;            0    4,367,913
interest  only  payable  monthly  to  the
extent  of net operating income;  due  in
December  2008;  collateralized  by   the
related rental property

Mortgage loan, interest at 7.08%; payable            0    1,849,227
in  monthly installments of principal and
interest  of  $21,471;  due  in  November
2008;   collateralized  by  the   related
rental property.

Mortgage loan, interest at 6.75%; payable    3,520,000            0
in  monthly installments of principal and
interest  of $22,831; due in March  2013;
collateralized  by  the  related   rental
property.

Note  payable, non-interest bearing;  due            0       75,000
upon sale of property; collateralized by related rental property.

Note payable, interest at 10.25%; payable            0    1,775,053
in  monthly installments of principal and
interest  of $15,540; due in March  2030;
collateralized    by    related    rental
property.

Note payable, interest at 1% accruing  to            0    1,700,000
principal; unpaid principal and interest are due upon sale of property or in January 2030; collateralized by related rental property.

Note  payable, interest at 18%;  interest    1,520,117    1,520,117
only payable monthly to the extent of net
operating  income;  due  December   2004;
collateralized    by    related    rental
property. (A)
Note  payable, interest at 7.22%; payable
in  monthly installments of principal and
interest  of  $27,206; due January  2009;    3,851,241    3,894,084
collateralized    by    related    rental
property.

Note payable, interest at 10.00%; payable
in  monthly installments of principal and
interest  of  $12,374; due October  2004;
collateralized    by    related    rental
property.                                    1,408,507             0
                                           -----------   -----------
                                           $11,559,934   $16,616,789
                                           ===========   ===========


Maturities of debt obligation at December 31, 2002 were as follows:
   Year ending December 31,
                      2003         $   214,513
                      2004           3,143,137
                      2005             119,229
                      2006             309,910
                      2007              24,524
                      Thereafter     7,748,621
                                   -----------
                                   $11,559,934
                                   ===========

NOTE G - RELATED PARTIES

In June 1998, the General Partner advanced the Partnership $77,975 to pay certain outstanding liabilities of the Partnership. The advance is non-interest bearing and will be paid out of available cash flow.

Included in Accounts Payable - Related Party is $296,638 at December 31, 2002 owed to the co - general partner, by three of the Partnership's Ventures, for additional amounts advanced for working capital needs. These advances are non-interest bearing and will be paid out of available cash flow.

Included in Accounts Payable - Related Party is $37,271 at December 31, 2002 owed to the general partner, by two of the Partnership's Ventures, for additional amounts advanced for working capital needs. These advances are non-interest bearing and will be paid out of available cash flow.

NOTE H - INCOME TAX BASIS RECONCILIATION

Certain items enter into the determination of the results of operations in different time periods for financial reporting ("book") purposes and for income tax ("tax") purposes. Reconciliations of net loss and partners' equity follow:

                                        For the years ended December 31,


                                         2002        2001         2000
                                         ----        ----         ----
Net loss - book                    ($  170,867) ($1,395,838) ($1,338,104)
Excess of tax under
 book depreciation                     249,017      405,107      283,161
Interest                               125,524      114,148      103,804
Excess of book over tax - extra-
 ordinary gain on extinguishment
 of debt                               118,144            0            0
Excess of tax over book -
 gain on sale of investment            (88,510)           0            0
Minority interest - book               (44,704)           0            0
Other timing differences                     0        3,492       20,228
Minority interest - tax only          (429,376)      95,976       86,705
                                    ----------   ----------   ----------
Net loss - tax                     ($  240,772) ($  777,115) ($  844,206)
                                    ==========   ==========   ==========

Partners' equity - book            ($5,364,495) ($5,193,628) ($3,797,789)
Costs of issuance                    3,279,930    3,279,930    3,279,930
Cumulative tax under book loss       6,735,293    6,805,198    6,186,474
Investment credit recapture              9,900        9,900        9,900
Rehabilitation credit                 (251,117)    (251,117)    (251,117)
                                    ----------   ----------   ----------
Partner's equity - tax              $4,409,511   $4,650,283   $5,427,398
                                    ==========   ==========   ==========

                       SUPPLEMENTAL INFORMATION

                       DIVERSIFIED HISTORIC INVESTORS VI
                             (a limited partnership)

          SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
          ------------------------------------------------------

                                DECEMBER 31, 2002



                                               Cost
                                            Capitalized
                       Initial Cost          Subsequent
                      to Partnership             to
                            (b)             Acquisition

                                   Buildings
                                     and                   Date    Date
                  Encum-           Improve-   Improve-      of      Ac-
Description       brances   Land    ments      ments      Constr. quired
-----------       -------   ----   ---------  --------    ------- ------
  (a)              (e)      (b)                             (a)

17 unit
apartments
and 3,000
square
feet of
retail
space in
Omaha, NE     $   823,808 $   10,000 $ 1,774,986 $    72,587 1988   7/88

68 unit
apartments
in New
Orleans, LA       446,261       -      2,948,634     471,015 1988   7/88

32,500 square
feet of
commercial
space in
Alexandria,
VA              3,520,000    540,238   5,014,827   1,368,178 1988  12/88

71 unit
apartments
and 8,500
square feet of
commercial
space in
Manayunk, PA    5,371,358    400,000     664,508   9,587,970 1989  2/89

10,200 square
feet of
commercial
space in
Manayunk, PA    1,408,507    135,990   1,223,906           0 N/A  10/02
              ----------- ---------- ----------- -----------
              $11,559,934 $1,086,228 $11,626,861 $11,499,750
              =========== ========== =========== ===========



                                 Gross Amount
                                   at which
                                  Carried at
                               December 31, 2002


                      Buildings
                        and                   Accumu-
Description           Improve-     Total       lated
    (a)       Land     ments       (c)(d)   Depr.(d)(e)
-----------   ----   ---------    -------   -----------
17 unit
apartments
and 3,000
square
feet of
retail space
in Omaha, NE $ 10,000 $ 1,847,574 $ 1,857,573 $   987,890

68 unit
apartments
in New
Orleans, LA      -      3,419,649   3,419,649   1,860,875

32,500 square
feet of
commercial
space in
Alexandria,
VA            540,238   6,383,005   6,923,243   3,209,767

71 unit
apartments
and 8,500
square feet
of commercial
space in
Manayunk, PA  400,000  10,252,478  10,652,478   5,256,375

10,200 square
feet of
commercial
space in
Manayunk, PA  135,990   1,223,906  1,359,896       12,239
           ---------- ----------- ----------- -----------
           $1,086,228 $23,126,612 $24,212,839 $11,327,146
           ========== =========== =========== ===========

                   DIVERSIFIED HISTORIC INVESTORS VI
                        (a limited partnership)

                         NOTES TO SCHEDULE XI
                         --------------------

                           DECEMBER 31, 2002

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

(C) The cost of real estate owned at December 31, 2002, for Federal income tax purposes was approximately $19,054,515. The depreciable basis of the building and improvements of the properties has been reduced for Federal income tax purposes by the historic rehabilitation credit.

(D)  Reconciliation of real estate:

                                        2002         2001         2000
                                        ----         ----         ----
Balance at beginning of year       $29,201,630  $29,099,931  $29,010,088
Additions during this year:
 Improvements & purchases            1,440,030      101,699       89,843
Deductions during the year:
 Foreclosure of Strehlow            (6,428,821)           0            0
                                   -----------  -----------  -----------
Balance at end of year             $24,212,839  $29,201,630  $29,099,931
                                   ===========  ===========  ===========

Reconciliation of accumulated depreciation:
                                        2002         2001         2000
                                        ----         ----         ----
Balance at beginning of year       $14,356,627  $13,234,935  $12,134,403
Depreciation expense for the year      881,247    1,121,692    1,109,532
Foreclosure of Strehlow             (3,129,231)           0            0
                                   -----------  -----------  -----------
Balance at end of year             $12,108,643  $14,356,627  $13,243,935
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

          Donna M. Zanghi (age 44) was appointed on May 13, 1997 as Vice President and Secretary of EPK, Inc. Ms. Zanghi previously served as Secretary and Treasurer of DHP, Inc. since June 14, 1993 and as a Director and Secretary/Treasurer of D, LTD. She was associated with DHP, Inc. and its affiliates since 1984 except for the period from December 1986 to June 1989 and the period from November 1, 1992 to June 14, 1993.

          Michele F. Rudoi (age 36) was appointed on May 13, 1997 as Assistant Secretary of EPK, Inc. Ms. Rudoi previously served as Assistant Secretary and Director of both D, LTD and DHP, Inc. since January 27, 1993.


Item 11.  Executive Compensation

           a. Cash Compensation - During 2002, Registrant paid no cash compensation to DoHA-VI, any partner therein or any person named in paragraph c. of Item 10.

           b. Compensation Pursuant to Plans - Registrant has no plan pursuant to which compensation was paid or distributed during 2002, or is proposed to be paid or distributed in the future, to DoHA-VI, any partner therein, or any person named in paragraph c. of Item 10 of this report.

           c. Other Compensation - No compensation not referred to in paragraph a. or paragraph b. of this Item was paid or distributed during 2002 to DoHA-VI, any partner therein, or any person named in paragraph c. of Item 10.

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

Item 13.  Certain Relationships and Related Transactions

           a. Pursuant to Registrant's Amended and Restated Agreement of Limited Partnership, DoHA-VI is entitled to 10% of Registrant's distributable cash from operations in each year. There was no such share allocable to DoHA-VI for fiscal years 1998 through 2002.

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

                                PART IV

Item 15. (A)     Exhibits,  Financial Statement Schedules and  Reports
                 on Form 8-K.

          1.    Financial Statements:

             a.  Consolidated  Balance  Sheets  at December 31, 2002 and 2001.

             b.  Consolidated Statements of Operations for the Years Ended
                  December 31, 2002, 2001 and 2000.

             c.  Consolidated Statements of Changes in  Partners' Equity
                  for the Years Ended December 31, 2002, 2001 and 2000.

             d.  Consolidated Statements  of  Cash Flows  for  the Years
                  Ended December 31,  2002,  2001  and 2000.

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

               21                  Subsidiaries     of      the
                                   Registrant  are  listed   in
                                   Item  2. Properties of  this
                                   Form 10-K.

               31                  General   Partners   Opinion
                                   Certification

               32                  Certification Pursuant to 18
                                   U.S.C.   Section  1350,   As
                                   Adopted  Pursuant to Section
                                   906  of  the  Sarbanes-Oxley
                                   Act of 2002

         (b) Reports on Form 8-K:

             No reports were filed on Form 8-K during the quarter ended December 31, 2002.

         (c) Exhibits:

             See Item 14 (A) (3) above.

                              SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 8, 2004   DIVERSIFIED HISTORIC INVESTORS VI
       -----------------
                           By: Dover Historic Advisors VI, its
                               general partner

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


Date:  September 8, 2004   DIVERSIFIED HISTORIC INVESTORS VI
       -----------------
                           By: Dover Historic Advisors VI, its
                               general partner

                               By: EPK, Inc., managing partner

                                   By: /s/ Spencer Wertheimer
                                       ----------------------
                                       SPENCER WERTHEIMER
                                       President (principal
                                       executive officer,
                                       principal financial
                                       officer)

                                                            Exhibit 31

                             CERTIFICATION

  I, Spencer Wertheimer, certify that:

1. I have reviewed this annual report on Form 10-K for the period ended December 31, 2002 of Diversified Historic Investors VI;

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



Date: September 8, 2004                       /s/ Spencer Wertheimer
      -----------------                       ----------------------
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

                                                            Exhibit 32

                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Annual Report of Diversified Historic Investors VI on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Spencer Wertheimer, President and Treasurer of the Company's managing partner, EPK, Inc., certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Date: September 8, 2004                       /s/ Spencer Wertheimer
      -----------------                       ----------------------
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