Form 10-K/A
period 2001-12-31
DIVERSIFIED HISTORIC INVESTORS VI
filed 2005-08-17
CIK 828604

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                             FORM 10-K / A
                           (Amendment No. 1)

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended         December 31, 2001
                         ---------------------------------------------

                                  or
[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to _________________

Commission file number                  33-19811
                       -----------------------------------------------

                       DIVERSIFIED HISTORIC INVESTORS VI
----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

     Pennsylvania                                        23-2492210
-------------------------------                    -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

                1521 Locust Street, Philadelphia, PA  19103
----------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code    (215) 557-9800
                                                    ------------------

Securities registered pursuant to Section 12(b) of the Act:   NONE
                                                            ----------

Securities registered pursuant to section 12(g) of the Act: 25,461 Units
                                                            ------------

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

Aggregate  market  value  of  Units  held  by  non-affiliates  of  the
Registrant:                                           Not Applicable *
                                                      ----------------

* Securities not quoted in any trading market to Registrant's knowledge.

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).          Yes   X       No
                                                    -----       -----



                           EXPLANATORY NOTE
                           ----------------

Diversified Historic Investors VI (the "Registrant") is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2001, which was initially filed with the Securities and Exchange Commission ("SEC") on July 21, 2004. The purpose of this amendment is in response to a notification from the SEC's Division of Corporate Finance on February 23, 2005 identifying that, at the time the original Form 10-K was filed, the Registrant's former certifying accountant, Gross, Kreger & Passio, L.L.C. ("Gross Kreger"), had not registered with the Public Company Oversight Board ("PCAOB") as required under Section 102 of the Sarbanes-Oxley Act.

As reported on the Registrant's Form 8-K under Item 4.02 which was filed with the SEC on June 27, 2005, Gross Kreger's non-registration with the PCAOB had resulted in the reports being classified as "non-compliant." Accordingly, the consolidated financial statements contained therein should no longer be relied upon. As a result, the Registrant's consolidated financial statements are not audited for the purpose of this annual report which must comply with the SEC standards. To reflect this, the Registrant has identified the consolidated financial statements throughout this annual report as "unaudited" and have furnished such financial statements without a Certified Independent Auditor's Report.

The SEC has informed the Registrant that, because of the deficiencies in the 2001 audit report, this annual report does not comply with the U.S. Securities laws and SEC rules. This matter has been referred to the SEC's Division of Enforcement.



                         MATERIAL CONSEQUENCES
                         ---------------------

As a result of the deficiencies in this annual report described above and the SEC's review and possible enforcement action related to this annual report, the Registrant may be subject to liability for failure to comply with U.S. Securities laws and SEC rules in an enforcement action by the SEC. The Registrant is unable at this time to predict what if any action the SEC might take but any such actions could result in monetary penalties and actions taken against the Registrant's General Partner. Any of the foregoing could have a material adverse impact on the Registrant.

Until the Registrant is able to file an amended annual report that contains SEC compliant audited financial statements and that otherwise fully complies with SEC rules, the Registrant's chief executive officer and chief financial officer will not be able to make the certifications required in this annual report under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

                            COMPLIANCE PLAN
                            ---------------

The Registrant's General Partner has decided to take the following steps to bring this annual report into full compliance with the SEC rules:

       .  Engage Russell Bedford Stefanou Mirchandani LLP, an accounting
          firm  registered with the  PCAOB   to perform an audit  on the
          Registrant's 2001 consolidated financial statements.

       . The Registrant intends to make its annual report fully comp-liant with SEC rules and promptly thereafter will file another amendment to this annual report with the SEC; however, because of the time expected to be involved in having the new auditor perform the audit of the consolidated financial statements, the Registrant cannot advise as to the date of completion of the audit and filing of the amendment to this annual report. The Registrant will endeavor to proceed with this audit as ex-peditiously as possible.

Although the Registrant intends to follow through on each aspect of the foregoing compliance plan, the Registrant cannot assure you that it will succeed in meeting its ultimate goals of filing an amended annual report that fully complies with the SEC requirements and of otherwise achieving full compliance. Failure to achieve full compliance could have a material adverse impact on the Registrant.

                                PART I
                                ------

Item 1.      Business
             --------

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

              Registrant has no employees. The management of the Registrant's properties are overseen by Brandywine Construction & Management, Inc. ("BCMI"), a real estate management firm.

            d. Financial Information About Foreign and Domestic Operations and Export Sales

             See Item 8. Financial Statements and Supplementary Data.


Item 2.      Properties
             ----------

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

                                        Total
                                        annual    % of gross
                          Total sf      rental      annual
              Number of      of       covered by    rental
               Leases     expiring     expiring      from
              expiring     leases       leases     property
              ---------   --------    ----------  ----------


     2002         4      13,227       $216,570       43%
     2003         5      14,286       $244,805       45%
     2004         0           0       $      0        0%
     2005         1       1,344       $ 28,224        4%
     2006         1       2,574       $ 48,906        8%


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


              The following is a table showing commercial lease expirations at Roseland for the next five years:

                                        Total
                                        annual
                          Total sf      rental
              Number of      of       covered by    % of gross
               leases     expiring     expiring       annual
              expiring     leases       leases        rental
              --------    --------    ----------    ----------

     2002         0          0          $    0          0%
     2003         1        600          $4,800          7%
     2004         0          0          $    0          0%
     2005         0          0          $    0          0%
     2006         0          0          $    0          0%

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

                                        Total
                                        annual
                          Total sf      rental
              Number of      of       covered by    % of gross
               leases     expiring     expiring       annual
              expiring     leases       leases        rental
              --------    --------    ----------    ----------

     2002         1         850       $ 19,740          2%
     2003         0           0       $      0          0%
     2004         0           0       $      0          0%
     2005         1       2,426       $ 55,313          5%
     2006         1       4,030       $108,288         11%


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


Item 3.  Legal Proceedings
         -----------------

          a. To the best of its knowledge, Registrant is not party to, nor are any of its properties the subject of, any pending material legal proceedings.


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          No matter was submitted during the fiscal years covered by this report to a vote of security holders.



                                PART II
                                -------

Item   5.     Market  for  Registrant's  Common  Equity  and   Related
              Stockholder Matters
              --------------------------------------------------------

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


Item 6.   Selected Financial Data
          -----------------------

         The following selected financial data are for the five years ended December 31, 2001. This data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                    2001        2000        1999        1998        1997
                    ----        ----        ----        ----        ----
                 Unaudited

Rental income  $ 2,434,782 $ 2,445,698 $ 2,373,232 $ 2,295,927 $ 2,332,312
Interest income      4,681       6,966       3,677       2,783         949
Net loss         1,395,838   1,338,104   1,650,894   2,447,292   2,016,133
Net loss per Unit    54.27       52.03       64.19       95.16       78.40
Total assets (net
 of depre-
 ciation and
 amortization)  15,571,065  16,646,793  17,740,808  18,878,736  19,709,306
Debt obliga-
 tions          16,616,789  16,857,962  17,077,741  17,161,190  15,451,686

Note: See Part II, Item 7.3 Results of Operations for a discussion of factors which materially affect the comparability of the information reflected in the above table.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
          ---------------------------------------------------------------

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

              In 2001, Registrant incurred a loss of $314,000 at Canal
House, including $400,000 of depreciation and amortization expense compared to a loss of $344,000 including depreciation and amortization expense of $396,000 in 2000 and a loss of $447,000 including depreciation and amortization expense of $455,000 in 1999. The decrease in loss from 2000 to 2001 is due to an increase in rental income, partially offset by an increase in operating expense. The increase in rental income is due to an increase in average rental rates and the increase in operating expense is due to an increase in commission's expense and real estate tax expense. The decrease in loss from 1999 to 2000 is due to an increase in rental income and a decrease in amortization expense, partially offset by an increase in operating expenses. The increase in rental income is due to an increase in average occupancy and the decrease in amortization expense is due to the full amortization of loan costs in 1999. The increase in operating expenses is due to an increase in commissions expense and accounting expense, due to the accrual of prior year accounting fees.

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


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

           All of our assets and liabilities are denominated in U.S. dollars, and as a result, we do not have exposure to currency exchange risks.

           We do not engage in any interest rate, foreign currency exchange rate or commodity price-hedging transactions, and as a result, we do not have exposure to derivatives risk.



Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

           Registrant is not required to furnish the supplementary financial information referred to in Item 302 of Regulations S-K.

                   DIVERSIFIED HISTORIC INVESTORS VI
                   ---------------------------------
                        (a limited partnership)

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
              ------------------------------------------

                   AND FINANCIAL STATEMENT SCHEDULES
                   ---------------------------------


Consolidated financial statements:                           Page

     Consolidated Balance Sheets at December 31, 2001
      (unaudited) and 2000                                    18

     Consolidated Statements of Operations for the Years
      Ended December 31, 2001(unaudited), 2000, and 1999      19

     Consolidated Statements of Changes in Partners'
      Equity for the Years Ended December 31, 2001            20
      (unaudited), 2000, and 1999

     Consolidated Statements of Cash Flows for the Years
      Ended December 31, 2001(unaudited), 2000, and 1999      21

     Notes to consolidated financial statements              22-29


Financial statement schedules:

     Schedule XI - Real Estate and Accumulated
      Depreciation                                           31

     Notes to Schedule XI                                    32








All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                   DIVERSIFIED HISTORIC INVESTORS VI
                   ---------------------------------
                        (a limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
                      December 31, 2001 and 2000

                                Assets
                                ------
                                            2001       2000
                                            ----       ----
                                        (Unaudited)

Rental properties at cost:
 Land                                  $   950,238  $   950,238
 Buildings and improvements             27,280,952   27,373,551
 Furniture and fixtures                    970,440      776,142
                                       -----------  -----------
                                        29,201,630   29,099,931
 Less - accumulated depreciation       (14,365,627) (13,243,935)
                                       -----------  -----------
                                        14,836,003   15,855,996
Cash and cash equivalents                   38,973       46,215
Restricted cash                            294,265      365,806
Investment in affiliate                    (59,113)     (48,006)
Other assets (net of accumulated
 amortization of $819,993
 and $751,489)                             460,937      426,782
                                       -----------  -----------
         Total                         $15,571,065  $16,646,793
                                       ===========  ===========


                 Liabilities and Partners' Equity
                 --------------------------------

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

                   DIVERSIFIED HISTORIC INVESTORS VI
                   ---------------------------------
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------

         For the years ended December 31, 2001, 2000 and 1999

                                       2001         2000        1999
                                       ----         ----        ----
                                   (Unaudited)

Revenues:
 Rental income                    $2,434,782   $2,445,698   $2,373,232
 Other income                         11,523            0       10,670
 Interest income                       4,681        6,966        3,677
                                  ----------   ----------   ----------
         Total revenues            2,450,986    2,452,664    2,387,579
                                  ----------   ----------   ----------
Costs and expenses:
 Rental operations                 1,247,800    1,192,754    1,123,015
 General and administrative                0            0      256,142
 Interest                          1,397,720    1,398,919    1,411,077
 Depreciation and amortization     1,190,197    1,178,867    1,229,432
                                  ----------   ----------   ----------
         Total costs and expenses  3,835,717    3,770,540    4,019,666
                                  ----------   ----------   ----------
Loss before equity in affiliate   (1,384,731)  (1,317,876)  (1,632,087)
Equity in net loss of affiliate      (11,107)     (20,228)     (18,807)
                                  ----------   ----------   ----------
Net loss                         ($1,395,838) ($1,338,104) ($1,650,894)
                                  ==========   ==========   ==========

Net loss per limited partnership
 unit:
 Loss before equity in affilia    ($   53.84)  ($   51.24) ($    63.46)
 Equity in net loss of  affiliate      (0.43)       (0.79)       (0.73)
                                  ----------   ----------   ----------
                                  ($   54.27) ($    52.03) ($    64.19)
                                  ==========   ==========   ==========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                   ---------------------------------
                        (a limited partnership)

         CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY
         -----------------------------------------------------

         For the years ended December 31, 2001, 2000 and 1999


                                      Dover
                                    Historic
                                    Advisors     Limited
                                     VI (1)    Partners (2)    Total
                                    --------   ------------    -----

Percentage participation in
 profit or loss                       1%           99%          100%
                                      ==           ===          ====


Balance at December 31, 1997      ($194,274)   $1,832,774    $1,638,500
Net loss                            (24,473)   (2,422,819)   (2,447,292)
                                   --------    ----------    ----------
Balance at December 31, 1998       (218,747)     (590,045)     (808,792)
Net loss                            (16,509)   (1,634,385)   (1,650,894)
                                   --------    ----------    ----------
Balance at December 31, 1999       (235,256)   (2,224,430)   (2,459,686)
Net loss                            (13,381)   (1,324,723)   (1,338,104)
                                   --------    ----------    ----------
Balance at December 31, 2000       (248,637)   (3,549,153)   (3,797,790)
Net loss                            (13,958)   (1,381,880)   (1,395,838)
                                   --------    ----------    ----------
Balance at December 31, 2001
 (Unaudited)                      ($262,595)  ($4,931,033)  ($5,193,628)
                                   ========    ==========    ==========


 (1) General Partner.

 (2) 25,461 limited partnership units outstanding at December 31, 2001, 2000, and 1999.


The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                   ---------------------------------
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------

         For the years ended December 31, 2001, 2000 and 1999


                                        2001         2001         1999
                                        ----         ----         ----
                                    (Unaudited)

Cash flows from operating
 activities:
 Net loss                           ($1,395,838) ($1,338,104) ($1,650,894)
 Adjustments to reconcile net
  loss to net cash
  provided by operating activities:
  Depreciation and amortization       1,190,197    1,178,867    1,229,432
  Equity in loss of affiliate            11,107       20,228       18,807
  Changes in assets and liabilities:
  Decrease (increase) in restricted
   cash                                  71,541         (175)     (84,734)
  (Increase) decrease in other assets  (102,659)      (9,447)      12,374
  Increase (decrease) in accounts
   payable - trade                      101,098       (1,237)     241,400
  Increase (decrease) in accounts
   payable - taxes                        1,315        1,668       (1,695)
  Increase in accounts payable -
   related party                         35,403       29,693       19,980
  Increase (decrease) in accounts
   payable - other                       17,893      (40,283)      24,068
  Increase in interest payable          403,960      443,163      304,836
  (Decrease) increase in tenant
   security deposits                    (34,107)      30,866        7,826
  Increase in advances                   35,720            0            0
                                     ----------   ----------   ----------
      Net cash provided by
       operating activities             335,630      315,239      121,400
                                     ----------   ----------   ----------
Cash flows from investing activities:
 Capital improvements                  (101,699)     (89,844)     (25,416)
                                     ----------   ----------   ----------
      Net cash used in investing
       activities                      (101,699)     (89,844)     (25,416)
                                     ----------   ----------   ----------
Cash flows from financing activities
 Proceeds from debt financing                 0            0       25,416
 Principal payments                    (241,173)    (219,779)    (108,865)
                                     ----------   ----------   ----------
      Net cash used in financing
       activities                      (241,173)    (219,779)     (83,449)
                                     ----------   ----------   ----------
(Decrease) increase in cash and
 cash equivalents                        (7,242)       5,616       12,535
Cash and cash equivalents at
 beginning of year                       46,215       40,599       28,064
                                     ----------   ----------   ----------
Cash and cash equivalents at end
 of year                             $   38,973   $   46,215   $   40,599
                                     ==========   ==========   ==========


Supplemental Disclosure of Cash Flow
 Information:
  Cash paid during the
   year for interest                 $1,397,720   $1,398,919   $1,106,241
                                     ==========   ==========   ==========


The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                   ---------------------------------
                        (a limited partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - ORGANIZATION
---------------------

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


NOTE B - SUMMARY OF ACCOUNTING POLICIES
---------------------------------------

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


NOTE C - LEASES
---------------

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


NOTE D - PARTNERSHIP AGREEMENT
------------------------------

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


NOTE E - ACQUISITIONS
---------------------

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


NOTE F - DEBT OBLIGATIONS
-------------------------

Debt obligations were as follows:                  December 31,
                                              2001              2000
                                              ----              ----
                                          (Unaudited)

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

Note payable, interest at 7.22%; interest
only  payable  monthly in the  amount  of
$27,206; due January 2009; collateralized
by related rental property.                3,894,084      3,933,912
                                         -----------    -----------
                                         $16,616,789    $16,857,962
                                         ===========    ===========


Maturities of debt obligation at December 31, 2001 (unaudited), were as follows:

          Year ending December 31,
          ------------------------
                 2002              $ 1,520,117
                 2003                        0
                 2004                        0
                 2005                  612,116
                 2006                  323,279
                 Thereafter         14,161,277
                                   -----------
                                   $16,616,789
                                   ===========



NOTE G - RELATED PARTIES
------------------------

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


NOTE H - GOING CONCERN
----------------------

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


NOTE I - INCOME TAX BASIS RECONCILIATION
----------------------------------------

Certain items enter into the determination of the results of operations in different time periods for financial reporting ("book") purposes and for income tax ("tax") purposes. Reconciliations of net loss and partners' equity follow:

                                    For the Years Ended December 31,
                                    2001          2000          1999
                                    ----          ----          ----
                                (Unaudited)


Net loss - book                ($1,395,838) ($1,338,104)  ($1,650,894)
Excess of tax under book
 depreciation                      163,338      283,161       458,619
Interest                           114,148      103,804        94,398
Loss on foreclosure                      0            0             0
Gain on sale                             0            0             0
Administrative expenses                  0            0             0
Other timing differences             3,492       20,228        18,807
Minority interest - tax only        95,976       86,705       218,951
                               -----------   ----------   -----------
Net loss - tax                 ($1,018,884) ($  844,206) ($   860,119)
                                ==========   ==========   ===========

Partners' equity - book       ($5,193,628)  ($3,797,789)  ($2,459,686)
Costs of issuance               3,279,930     3,279,930     3,279,930
Cumulative tax under book loss  6,563,429     6,186,474     5,692,577
Investment credit recapture         9,900         9,900         9,900
Rehabilitation credit            (251,117)     (251,117)     (251,117)
                               -----------   ----------    ----------
Partner's equity - tax         $4,408,514    $5,427,398    $6,271,604
                               ==========    ==========   ===========


NOTE J- SUBSEQUENT EVENTS
-------------------------

Strehlow Terrace Apartments was foreclosed by the Department of Housing and Urban Development, the guarantor of the first mortgage, on April 30, 2002.

On   June  30,  2002, the partnership sold its investment in  Saunders
Apartments for $25,000.

                       SUPPLEMENTAL INFORMATION

                   DIVERSIFIED HISTORIC INVESTORS VI
                   ---------------------------------
                        (a limited partnership)



          SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
          ------------------------------------------------------
                                   (Unaudited)



                                                      Costs
                                                   Capitalized
                                                   Subsequent
                            Initial Cost to            to
                            Partnership (b)        Acquisition
                            ---------------        -----------


                                         Buildings
                                            and               Date of
                 Encumbrances            Improve-  Improve-   Constr.   Date
Description (a)      (e)       Land (b)   ments      ments      (a)   Acquired
---------------  ------------  --------  --------- --------   ------- --------

17 unit apartments
and 3,000 square
feet of retail
space in Omaha, NE $   823,279 $ 10,000 $ 1,774,986 $   61,868  1988     7/88

68 unit apartments
in New Orleans, LA     612,116     -      2,948,634    471,015  1988     7/88

32,500 square feet
of
commercial space in
Alexandria, VA       6,217,140  540,238   5,014,827  1,336,272  1988    12/88

70 apartment units
in Omaha, NE         3,550,053     -        448,993  5,979,828  1989     1/89

71 unit apartments
and 8,500 square
feet of
commercial space in
Manayunk, PA         5,414,201  400,000     664,508   9,550,461 1989     2/89
                   ----------- -------- ----------- -----------
                   $16,616,789 $950,238 $10,851,948 $17,399,444
                   =========== ======== =========== ===========


                             Gross Amount at which Carried at
                                    December 31, 2001
                             --------------------------------
                                     (Unaudited)



                               Buildings                Accumu-
                                  and                    lated
                                Improv-      Total       Depr.
Description (a)       Land       ments      (c) (d)     (d) (e)
--------------        ----     ---------    -------    --------
17 unit apartments
and 3,000 square
feet of retail
space in Omaha, NE  $ 10,000 $ 1,836,854  $ 1,846,854  $  917,938

68 unit apartments
in New Orleans, LA      -      3,419,649    3,419,649   1,741,527

32,500 square feet
of commercial
space in
Alexandria, VA      540,238    6,351,099   6,891,337    2,960,130

70 apartment units
in Omaha, NE          -        6,428,821   6,428,821    2,676,791

71 unit apartments
and 8,500 square
feet of commercial
space in
Manayunk, PA       400,000    10,214,969  10,614,969    4,885,111
                  --------   ----------- -----------  -----------
                  $950,238   $28,251,392 $29,201,630  $13,181,497
                  ========   =========== ===========  ===========

                   DIVERSIFIED HISTORIC INVESTORS VI
                   ---------------------------------
                        (a limited partnership)


                         NOTES TO SCHEDULE XI
                         --------------------
                           DECEMBER 31, 2001


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

(D)  Reconciliation of real estate:

                                        2001         2000         1999
                                        ----         ----         ----
                                    (Unaudited)


Balance at beginning of year       $29,099,931  $29,010,088  $28,984,672
Additions during this year:
 Improvements                          101,699       89,843       25,416
Deductions during the year:
 Retirements
                                             0            0            0
                                   -----------  -----------  -----------
Balance at end of year             $29,201,630  $29,099,931  $29,010,088
                                   ===========  ===========  ===========


Reconciliation of accumulated depreciation:
                                        2001         2000         1999
                                        ----         ----         ----

Balance at beginning of year       $13,234,935  $12,134,403  $11,038,617
Depreciation expense for the year    1,121,692    1,109,532    1,095,786
 Retirements                                 0            0            0
                                   -----------  -----------  -----------
Balance at end of year             $14,356,627  $13,243,935  $12,134,403
                                   ===========  ===========  ===========

(D) See Note E to the consolidated financial statements for further information.

(E)  See   Note  B  to  the  consolidated  financial  statements   for
     depreciation method and lives.


Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
           -----------------------------------------------------------

          None.


Item 9A.  Controls and Procedures
          -----------------------

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

                               PART III
                               --------

Item 10.  Directors and Executive Officers of Registrant
          ----------------------------------------------

          a.  Identification  of  Directors  -  Registrant  has   no
                 directors.

          b. Identification of Executive Officers

              The  General Partner of the Registrant is Dover Historic
Advisors  VI  (DoHA-VI),  a  Pennsylvania  general  partnership.   The
partners of DoHA-VI are as follows:

                                  Term of
Name            Age  Position     Office      Period Served
----            ---  --------     -------     -------------

SWDHA, Inc.      --  Partner in  No fixed     Since May 1997
                     DoHA-VI     term

EPK, Inc.        --  Partner in  No fixed     Since May 1997
                     DoHA-VI     term


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


Item 11.  Executive Compensation
          ----------------------

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


Item  12.   Security  Ownership  of  Certain  Beneficial  Owners   and
            Management
            ----------------------------------------------------------

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


Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

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

                                PART IV
                                -------

Item 14. (A)     Exhibits,  Financial Statement Schedules and  Reports
                 on Form 8-K.
                 -----------------------------------------------------

                 1.   Financial Statements:

                       a. Consolidated Balance Sheets at December 31, 2001 (unaudited), and 2000

                       b. Consolidated Statements of Operations for the Years Ended December 31, 2001(unaudited), 2000 and 1999

                       c. Consolidated Statements of Changes in Partners' Equity for the Years Ended December 31, 2001(unaudited), 2000 and 1999.

                       d. Consolidated Statements of Cash Flows for the Years Ended December 31, 2001(unaudited), 2000 and 1999.

                       e.      Notes   to   consolidated   financial
                 statements.

                 2.   Financial statement schedules: (unaudited)

                       a.    Schedule XI - Real Estate and Accumulated
                 Depreciation

                      b.   Notes to Schedule XI

                 3.   Exhibits:

                      (a) Exhibit
                          Number   Document
                      -----------  --------
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

               21                  Subsidiaries     of      the
                                   Registrant  are  listed   in
                                   Item  2. Properties of  this
                                   Form 10-K.

               31 (Not Attached)   General   Partners   Opinion
                                   Certification
                                   (To be filed when amendement
                                   to  this filing is made. See
                                   Explanatory Note Pg. 2-3)

               32 (Not Attached)   Certification Pursuant to 18
                                   U.S.C.   Section  1350,   As
                                   Adopted  Pursuant to Section
                                   906  of  the  Sarbanes-Oxley
                                   Act of 2002
                                   (To be filed when amendement
                                   to  this filing is made. See
                                   Explanatory Note Pg. 2-3)

          (b)  Reports on Form 8-K:

                            On June 27, 2005 the Registrant filed Form
                 8-K reporting information under items 4.01 and 4.02 for the period ending December 31, 2001 and 2002.

          (c) Exhibits: See Item 14 (A) (3) above

                              SIGNATURES
                              ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 17, 2005     DIVERSIFIED HISTORIC INVESTORS VI
       ---------------     ---------------------------------

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

Date:  August 17, 2005     DIVERSIFIED HISTORIC INVESTORS VI
       ---------------     ---------------------------------

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