Form 10-K/A
period 2002-12-31
DIVERSIFIED HISTORIC INVESTORS VI
filed 2005-08-17
CIK 828604

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                             FORM 10-K / A
                           (Amendment No. 1)

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended         December 31, 2002
                         ---------------------------------------------

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

Aggregate  market  value  of  Units  held  by  non-affiliates  of  the
Registrant:                                           Not Applicable *
                                                      ----------------

* Securities not quoted in any trading market to Registrant's knowledge.

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).          Yes          No   X
                                                    -----       -----



                           EXPLANATORY NOTE
                           ----------------

Diversified Historic Investors VI (the "Registrant") is filing this amendment No. 1 to its Annual Report Form on Form 10-K for the year ended December 31, 2002, which was initially filed with the Securities and Exchange Commission ("SEC") on September 8, 2004. The purpose of this amendment is in response to a notification from the SEC's Division of Corporate Finance on February 23, 2005 identifying that, at the time the original Form 10-K was filed, Registrant's former certifying accountant, Gross, Kreger & Passio, L.L.C. ("Gross Kreger"), had not registered with the Public Company Oversight Board (PCAOB) as required under Section 102 of the Sarbanes-Oxley Act.

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

The SEC has informed the Registrant that because of the deficiencies in the 2001 audit report, this annual report does not comply with the U.S. Securities laws and SEC rules. This matter has been referred to the SEC's Division of Enforcement.


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

                            COMPLIANCE PLAN
                            ---------------

The Registrant's General Partner has decided to take the following steps to bring this annual report into full compliance with the SEC rules:

       . Engage Russell Bedford Stefanou Mirchandani LLP, an account-ing firm registered with the PCAOB to perform an audit on the Registrant's 2002 consolidated financial statements.

       . The Registrant intends to make its annual report fully compl-iant with SEC rules and promptly thereafter will file another amendment to this annual report with the SEC; however, because of the time expected to be involved in having the new auditor perform the audit of the consolidated financial statements, the Registrant cannot advise as to the date of completion of the audit and filing of the amendment to this annual report. The Registrant will endeavor to proceed with this audit as expeditiously as possible.

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

               Registrant   has  no  employees.   The  management   of
Registrant's properties are overseen by Brandywine Construction & Management, Inc. ("BCMI"), a real estate management firm.

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

                                        Total
                                        annual    % of gross
                          Total sf      rental      annual
              Number of      of       covered by    rental
               Leases     expiring     expiring      from
              expiring     leases       leases     property
              ---------   --------    ----------  ----------

     2003         2         9,623      $194,866     34%
     2004         2         4,241      $ 58,975     10%
     2005         2         2,994      $ 67,895     12%
     2006         1         2,574      $ 49,800      9%
     2007         2         6,862      $145,304     25%

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


              The following is a table showing commercial lease expirations at Roseland for the next five years:

                                        Total
                                        annual
                          Total sf      rental
              Number of      of       covered by    % of gross
               leases     expiring     expiring       annual
              expiring     leases       leases        rental
              --------    --------    ----------    ----------
     2003         1         600         $4,800           7%
     2004         0           0              0           0
     2005         0           0              0           0
     2006         0           0              0           0
     2007         0           0              0           0

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

                                        Total
                                        annual
                          Total sf      rental
              Number of      of       covered by    % of gross
               leases     expiring     expiring       annual
              expiring     leases       leases        rental
              --------    --------    ----------    ----------

     2003         3         1,885       $39,000        21%
     2004         0             0             0         0%
     2005         1         2,426       $55,313        10%
     2006         0             0             0         0%
     2007         0             0             0         0%


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

                                        Total
                                        annual
                          Total sf      rental
              Number of      of       covered by    % of gross
               leases     expiring     expiring       annual
              expiring     leases       leases        rental
              --------    --------    ----------    ----------
     2003         0           0             0           0%
     2004         1       4,100       $62,136          51%
     2005         0           0             0           0%
     2006         0           0             0           0%
     2007         0           0             0           0%



Item 3.  Legal Proceedings
         -----------------

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

                    2002        2001        2000        1999        1998
                    ----        ----        ----        ----        ----
                 Unaudited   Unaudited

Rental income  $ 2,301,046   2,434,782   2,445,698   2,373,232 $ 2,295,927
Interest income      4,298       4,681       6,966       3,677       2,783
Net loss           170,867   1,395,838   1,338,104   1,650,894   2,447,292
Net loss per Unit     6.64       54.27       52.03       64.19       95.16
Total assets (net
 of depreciation
 and
 amortization)  12,960,214  15,571,065  16,646,793  17,740,808  18,878,736
Debt
 obligations    11,559,933  16,616,789  16,857,962  17,077,741  17,161,190

Note: See Part II, Item 7.3 Results of Operations for a discussion of factors which materially affect the comparability of the information reflected in the above table.


Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations
          ---------------------------------------------

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


Item 7A.  Quantitative and Qualitative Disclosures
          About Market Risk
          ----------------------------------------

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

                   DIVERSIFIED HISTORIC INVESTORS VI
                   ---------------------------------
                        (a limited partnership)


              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
              ------------------------------------------

                   AND FINANCIAL STATEMENT SCHEDULES
                   ---------------------------------

                               UNAUDITED
                               ---------


Consolidated financial statements :                     Page
                                                        ----

     Consolidated Balance Sheets at December 31, 2002
      and 2001                                           16

     Consolidated Statements of Operations for the
      Years Ended December 31, 2002, 2001, and 2000      17

     Consolidated Statements of Changes in Partners'
      Equity for the Years Ended December 31, 2002,
      2001, and 2000                                     18

     Consolidated Statements of Cash Flows for the
      Years Ended December 31, 2002, 2001, and 2000      19

     Notes to consolidated financial statements        20-27

Financial statement schedules:

     Schedule XI - Real Estate and Accumulated
      Depreciation                                       29

     Notes to Schedule XI                                30






All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                   DIVERSIFIED HISTORIC INVESTORS VI
                   ---------------------------------
                        (a limited partnership)


                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
                      December 31, 2002 and 2001

                               UNAUDITED


                                Assets
                                ------

                                             2002        2001
                                            ----        ----
                                        (Unaudited) (Unaudited)

Rental properties at cost:
 Land                                  $ 1,086,228  $   950,238
 Buildings and improvements             22,116,796   27,280,952
 Furniture and fixtures                  1,009,816      970,440
                                       -----------  -----------
                                        24,212,840   29,201,630
     Less - accumulated depreciation   (12,108,643) (14,365,627)
                                       -----------  -----------
                                        12,104,197   14,836,003
Cash and cash equivalents                   52,278       38,973
Restricted cash                            276,856      305,995
Accounts receivable                         66,929       54,382
Investment in affiliate                          0      (59,113)
Other assets (net of accumulated
 amortization of $768,380
 and $819,993)                             459,954      394,825
                                       -----------  -----------
         Total                         $12,960,214  $15,571,065
                                       ===========  ===========

                 Liabilities and Partners' Equity
                 --------------------------------
Liabilities:
 Debt obligations                      $11,559,934  $16,616,789
 Accounts payable:
  Trade                                  1,383,672    1,423,037
  Taxes                                      8,114       21,780
  Related parties                          446,907      481,605
  Other                                     65,113       28,717
 Interest payable                          992,358    2,022,602
 Tenant security deposits
 Advances                                  159,235      134,443
                                                 0       35,720
                                       -----------  -----------
         Total liabilities              14,615,333   20,764,693
Minority interest                        3,709,376            0
Partners' deficit                       (5,364,495)  (5,193,628)
                                       -----------  -----------
         Total                         $12,960,214  $15,571,065
                                       ===========  ===========


The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                   ---------------------------------
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------

         For the years ended December 31, 2002, 2001 and 2000

                                       2002          2001        2000
                                   (Unaudited)   (Unaudited)
Revenues:
 Rental income                    $2,301,046    $2,434,782    $2,445,698
 Other income                         15,928        11,523             0
 Interest income                       4,298         4,681         6,966
 Gain on sale of investement          84,113             0             0
                                  ----------    ----------    ----------
         Total revenues            2,405,385     2,450,986     2,452,664
                                  ----------    ----------    ----------
Costs and expenses:
 Rental operations                 1,123,519     1,247,800     1,192,754
 General and administrative            1,152             0             0
 Interest                          1,539,717     1,397,720     1,398,919
 Bad debt                              3,250             0             0
Depreciation and amortization      1,020,938     1,190,197     1,178,867
                                  ----------    ----------    ----------
         Total costs and expenses  3,688,576     3,835,717     3,770,540
                                  ----------    ----------    ----------
Loss before minority interest
 and equity in affiliate          (1,283,191)   (1,384,731)   (1,317,876)
Minority interest                     44,704             0             0
Equity in net loss of affiliate            0       (11,107)      (20,228)
                                  ----------    ----------    ----------
Net loss before extraordinary
item                             ($1,238,487)  ($1,395,838)  ($1,338,104)
Extraordinary gain on
 extinguishment of debt            1,067,620             0             0
                                  ----------    ----------    ----------
Net loss                         ($  170,867)  ($1,395,838)  ($1,338,104)
                                  ==========    ==========    ==========

Net loss per limited partnership
 unit:
 Loss before minority interest
  equity in affiliate            ($    49.89) ($     53.84) ($     51.24)
  Minority Interest                     1.74          0.00          0.00
  Equity in net loss of affiliate       0.00         (0.43)        (0.79)
  Extraordinary gain                   41.51          0.00          0.00
                                  ----------    ----------    ----------
                                 ($     6.64)  ($    54.27) ($     52.03)
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

                   DIVERSIFIED HISTORIC INVESTORS VI
                   ---------------------------------
                        (a limited partnership)

         CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY
         -----------------------------------------------------

         For the years ended December 31, 2002, 2001 and 2000


                                      Dover
                                    Historic
                                    Advisors     Limited
                                     VI (1)    Partners (2)    Total
                                    --------   ------------    -----

Percentage participation in
 profit or loss                       1%           99%          100%
                                      ==           ===          ====


Balance at December 31, 1999      ($235,256)  ($2,224,430)  ($2,459,686)
Net loss                            (13,381)   (1,324,723)   (1,338,104)
                                   --------    ----------    ----------
Balance at December 31, 2000       (248,637)   (3,549,153)   (3,797,790)
Net loss                            (13,958)   (1,381,880)   (1,395,838)
                                   --------    ----------    ----------
Balance at December 31, 2001       (262,595)   (4,931,033)   (5,193,628)
Net loss
 (Unaudited)                         (1,709)     (169,158)     (170,867)
                                   --------    ----------    ----------
Balance at December 31, 2002
 (Unaudited)                      ($264,304)  ($5,100,191)  ($5,364,495)
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

                   DIVERSIFIED HISTORIC INVESTORS VI
                   ---------------------------------
                        (a limited partnership)


                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
         For the years ended December 31, 2002, 2001 and 2000



                                        2002         2001         2000
                                        ----         ----         ----
                                    (Unaudited)  (Unaudited)

Cash flows from operating
 activities:
 Net loss                         ($  170,867) ($1,395,838) ($1,338,104)
  Adjustments to reconcile net
   loss to net cash provided
   by operating activities:
   Depreciation and amortization    1,020,938    1,190,197    1,178,867
   Gain on sale of investment         (84,113)           0            0
   Extraordinary gain on
    extinguishment of debt         (1,067,620)           0            0
   Equity in loss of affiliate              0       11,107       20,228
   Minority interest                  (44,704)           0            0
   Changes in assets and liabilities:
    Decrease (increase) in
     restricted cash                    9,945       71,541         (175)
    Increase in other assets         (236,735)    (102,659)      (9,447)
    Increase (decrease) in accounts
     payable - trade                   16,116      101,098       (1,237)
    Increase in accounts payable -
     taxes                              1,316        1,315        1,668
    Increase in accounts payable -
     related party                    135,176       35,403       29,693
    Increase (decrease) in accounts
     payable - other                   42,042       17,893      (40,283)
    (Decrease) increase in
    interest payable
                                     (429,974)     403,960      443,163
    Increase (decrease) in tenant
     security deposits                 25,691      (34,107)      30,866
    (Decrease) increase in advances   (34,521)      35,720            0
                                   ----------   ----------   ----------
Net cash (used in) provided by
 operating activities                (817,310)     335,630      315,239
                                   ----------   ----------   ----------
Cash flows from investing activities:
 Cash proceeds from sale of
  Saunders Apartments                  25,000            0            0
  Capital expenditures             (1,440,030)    (101,699)     (89,844)
                                   ----------   ----------   ----------
Net cash used in
 investing activities              (1,415,030)    (101,699)     (89,844)
                                   ----------   ----------   ----------
Cash flows from financing
 activities:
 Proceeds from debt financing       4,930,000            0            0
 Principal payments                (2,645,885)    (241,173)    (219,779)
 Distributions to
  minority interest                   (38,470)           0            0
                                   ----------   ----------   ----------
Net cash provided by (used in)
 financing activities               2,245,645     (241,173)    (219,779)
                                   ----------   ----------   ----------
Increase (decrease) in cash and
 cash equivalents                      13,305       (7,242)       5,616
Cash and cash equivalents at
 beginning of year                     38,973       46,215       40,599
                                   ----------   ----------   ----------
Cash and cash equivalents at
 end of year                       $   52,278   $   38,973   $   46,215
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

Minimum future commercial rentals on operating leases as of December 31, 2002 are as follows:

                 2003       638,780
                 2004       552,469
                 2005       474,160
                 2006       369,983
                 2007       342,256


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


NOTE F - DEBT OBLIGATIONS - Unaudited
-------------------------------------

Debt obligations were as follows:                   December 31,
                                                2002           2001
                                                ----           ----
                                             (Unaudited)  (Unaudited)
Note   payable,   non-interest   bearing;  $   500,000   $   500,000
principal  due  upon  sale  of  property;
collateralized    by    related    rental
property.

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

Mortgage loan, interest at 7.08%; payable            0     1,849,227
in  monthly installments of principal and
interest  of  $21,471;  due  in  November
2008;   collateralized  by  the   related
rental property.

Mortgage loan, interest at 6.75%; payable    3,520,000             0
in  monthly installments of principal and
interest  of $22,831; due in March  2013;
collateralized  by  the  related   rental
property.

Note  payable, non-interest bearing;  due            0        75,000
upon sale of property; collateralized by related rental property.

Note payable, interest at 10.25%; payable            0     1,775,053
in  monthly installments of principal and
interest  of $15,540; due in March  2030;
collateralized    by    related    rental
property.

Note payable, interest at 1% accruing  to           0      1,700,000
principal; unpaid principal and interest are due upon sale of property or in January 2030; collateralized by related rental property.

Note  payable, interest at 18%;  interest   1,520,117      1,520,117
only payable monthly to the extent of net
operating  income;  due  December   2004;
collateralized    by    related    rental
property. (A)

Note  payable, interest at 7.22%; payable   3,851,241      3,894,084
in  monthly installments of principal and
interest  of  $27,206; due January  2009;
collateralized    by    related    rental
property.

Note payable, interest at 10.00%; payable
in  monthly installments of principal and
interest  of  $12,374; due October  2004;
collateralized    by    related    rental
property.                                   1,408,507             0
                                          -----------   -----------
                                          $11,559,934   $16,616,789
                                          ===========   ===========


Maturities of debt obligation at December 31, 2002 (unaudited) were as follows:

          Year ending December 31,
          ------------------------
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


NOTE H - INCOME TAX BASIS RECONCILIATION
----------------------------------------

Certain items enter into the determination of the results of operations in different time periods for financial reporting ("book") purposes and for income tax ("tax") purposes. Reconciliations of net loss and partners' equity follow:

                                    For the Years Ended December 31,
                                    2002          2001          2000
                                    ----          ----          ----
                                (Unaudited)   (Unaudited)

Net loss - book                ($  170,867) ($1,395,838)  ($1,338,104)
Excess of tax under book
 depreciation                      249,017      405,107       283,161
Interest                           125,524      114,148       103,804
Excess of book over tax -
 extraordinary gain on
 extinguishment of debt            118,144            0             0
Excess of tax over book -
 gain on sale of investment        (88,510)           0             0
Minority interest - book           (44,704)           0             0
Other timing differences                 0        3,492        20,228
Minority interest - tax only      (429,376)      95,976        86,705
                                ----------   ----------    ----------
Net loss - tax                 ($  240,772) ($  777,115)  ($  844,206)
                                ==========   ==========    ==========

Partners' equity - book        ($5,364,495) ($5,193,628)  ($3,797,789)
Costs of issuance                3,279,930    3,279,930     3,279,930
Cumulative tax under book loss   6,735,293    6,805,198     6,186,474
Investment credit recapture          9,900        9,900         9,900
Rehabilitation credit             (251,117)    (251,117)     (251,117)
                                ----------   ----------    ----------
Partner's equity - tax          $4,409,511   $4,650,283    $5,427,398
                                ==========   ==========    ==========

                       SUPPLEMENTAL INFORMATION

                   DIVERSIFIED HISTORIC INVESTORS VI
                   ---------------------------------
                        (a limited partnership)

          SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2002
                                  (UNAUDITED)




                                                      Costs
                                                   Capitalized
                                                   Subsequent
                            Initial Cost to            to
                            Partnership (b)        Acquisition
                            ---------------        -----------


                                         Buildings
                                            and               Date of
                 Encumbrances            Improve-  Improve-   Constr.   Date
Description (a)      (e)       Land (b)   ments      ments      (a)   Acquired
---------------  ------------  --------  --------- --------   ------- --------

17 unit apartments
and 3,000 square
feet of retail
space in Omaha, NE $   813,808 $  10,000 $  1,774,986 $   72,587  1988     7/88

68 unit apartments
in New Orleans, LA     446,261      -       2,948,634    471,015  1988     7/88

32,500 square feet
of
commercial space in
Alexandria, VA       3,520,000   540,238    5,014,827  1,368,178  1988    12/88

71 unit apartments
and 8,500 square
feet of
commercial space in
Manayunk, PA         5,371,358   400,000      664,508   9,587,970 1989     2/89

10,200 square feet
of commercial
space in
Manayunk, PA         1,408,507   135,990    1,223,906           0  N/A    10/02
                   ----------- ---------- ----------- -----------
                   $11,559,934 $1,086,228 $11,626,861 $11,499,750
                   =========== ========== =========== ===========



                             Gross Amount at which Carried at
                                    December 31, 2002
                             --------------------------------
                                     (Unaudited)



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

(D)  Reconciliation of real estate:



                                        2002         2001         2000
                                        ----         ----         ----
                                    (Unaudited)  (Unaudited)

Balance at beginning of year       $29,201,630  $29,099,931  $29,010,088
Additions during this year:
 Improvements & purchases            1,440,030      101,699       89,843
 Deductions during the year:
  Foreclosure of Strehlow           (6,428,821)           0            0
                                   -----------  -----------  -----------
Balance at end of year             $24,212,839  $29,201,630  $29,099,931
                                   ===========  ===========  ===========

Reconciliation of accumulated depreciation:
                                         2002         2001         2000
                                         ----         ----         ----

Balance at beginning of year       $14,356,627  $13,234,935  $12,134,403
Depreciation expense for the year      881,247    1,121,692    1,109,532
Foreclosure of Strehlow             (3,129,231)           0            0
                                   -----------  -----------  -----------
Balance at end of year             $12,108,643  $14,356,627  $13,243,935
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

                                PART IV
                                -------


Item 15. (A)     Exhibits,  Financial Statement Schedules and  Reports
                 on Form 8-K.
                 -----------------------------------------------------

                 1.       Financial Statements

                           a.        Consolidated  Balance  Sheets  at
                 December 31, 2002 (Unaudited) and 2001 (Unaudited).

                           b. Consolidated Statements of Operations for the Years Ended December 31, 2002 (Unaudited), 2001 (Unaudited) and 2000.

                           c.       Consolidated Statements of Changes
                 in Partners' Equity for the Years Ended December 31, 2002 (Unaudited), 2001 (Unaudited) and 2000.

                           d.        Consolidated Statements  of  Cash
                 Flows   for  the  Years  Ended  December   31,   2002
                 (Unaudited), 2001 (Unaudited) and 2000.

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

               (c)   Exhibits: See Item 14 (A) (3) above.

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