Form 10-Q/A
period 2002-03-31
DIVERSIFIED HISTORIC INVESTORS VI
filed 2005-08-19
CIK 828604

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                             FORM 10-Q / A
                           (Amendment No. 1)

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 2002
                               ---------------------------------------

                                  or

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to ___________________

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

Registrant's telephone number, including area code (215) 557-9800
                                                   -------------------


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

                           EXPLANATORY NOTE
                           ----------------

Diversified Historic Investors VI (the "Registrant") is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended March 31, 2002, which was initially filed with the Securities and Exchange Commission ("SEC") on August 30, 2004.

The purpose of this amendment is in response to a notification from the SEC's Division of Corporate Finance on February 23, 2005 identifying that, at the time the original Form 10-Q was filed, the Registrant's former certifying accountant, Gross, Kreger & Passio, L.L.C. ("Gross Kreger"), had not registered with the Public Company Oversight Board ("PCAOB") as required under Section 102 of the Sarbanes-Oxley Act.

The Partnership's originally filed Form 10-Q for the period ended
March 31, 2002 was not reviewed in accordance with item 210-10 of Regulation S-X because the Partnership's independent Public
Accountants were not registered with the Public Companies Accounting Oversight Board.

As reported on the Registrant's Form 8-K under Item 4.02 which was filed with the SEC on June 27, 2005, Gross Kreger's non-registration with the PCAOB had resulted in the reports being classified as "non-compliant." Accordingly, the consolidated financial statements contained therein should no longer be relied upon. As a result, the Registrant's March 31, 2002 consolidated financial statements are not reviewed in accordance with item 210-10 of Regulation S-X. The December 31, 2001 consolidated financial statements are not audited for the purpose of this report which must comply with the SEC standards. To reflect this, the Registrant has identified the consolidated financial statements throughout this annual report as "unaudited" and has furnished the December 31, 2001 financial statements without a Certified Independent Auditor's Report.

The SEC has informed the Registrant that, because of the deficiencies in the report, this report does not comply with the U.S. Securities laws and SEC rules. This matter has been referred to the SEC's Division of Enforcement.



                         MATERIAL CONSEQUENCES
                         ---------------------

As a result of the deficiencies in this report described above and the SEC's review and possible enforcement action related to this report, the Registrant may be subject to liability for failure to comply with U.S. Securities laws and SEC rules in an enforcement action by the
SEC. The Registrant is unable at this time to predict what if any action the SEC might take but any such actions could result in monetary penalties and actions taken against the Registrant's General Partner. Any of the foregoing could have a material adverse impact on the Registrant.

Until the Registrant is able to file an amended report that contains SEC compliant audited financial statements and that otherwise fully complies with SEC rules, the Registrant's chief executive officer and chief financial officer will not be able to make the certifications required in this report under the Sarbanes-Oxley Act of 2002.



                            COMPLIANCE PLAN
                            ---------------

The Registrant's General Partner has decided to take the following steps to bring this report into full compliance with the SEC rules:

       . Engage Russell Bedford Stefanou Mirchandani LLP, an accounting firm registered with the PCAOB to perform a review on the Registrant's March 31, 2002 consolidated financial statements and an audit on the December 31, 2001 consolidated financial statements.

       . The Registrant intends to make its report fully compliant with SEC rules and promptly thereafter will file another amendment to this report with the SEC; however, because of the time expected to be involved in having the new auditor perform the audit of the consolidated financial statements, the Registrant cannot advise as to the date of completion of the audit and filing of the amendment to this annual report. The Registrant will endeavor to proceed with this audit as expeditiously as possible.

Although the Registrant intends to follow through on each aspect of the foregoing compliance plan, the Registrant cannot assure you that it will succeed in meeting its ultimate goals of filing an amended report that fully complies with the SEC requirements and of otherwise achieving full compliance. Failure to achieve full compliance could have a material adverse impact on the Registrant.

                    PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements - Unaudited.
          ---------------------------------

                   DIVERSIFIED HISTORIC INVESTORS VI
                   ---------------------------------
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
                               Unaudited
                               ---------

                                Assets
                                ------

                              March 31, 2002   December 31, 2001
                              --------------   -----------------
Rental properties, at cost:
 Land                          $   950,238         $   950,238
 Buildings and improvements     27,280,952          27,280,952
 Furniture and fixtures            970,440             970,440
                               -----------         -----------
                                29,201,630          29,201,630
Less - accumulated
 depreciation                  (14,581,535)        (14,365,627)
                               -----------         -----------
                                14,620,095          14,836,003
Cash and cash equivalents           58,483              38,973
Restricted cash                    283,676             305,995
Accounts and notes receivable       50,978              54,382
Investment in affiliate            (59,113)            (59,113)
Other assets (net of
 amortization of
 $837,248 and $819,993)            347,938             394,825
                               -----------         -----------
     Total                     $15,302,057         $15,571,065
                               ===========         ===========

                   Liabilities and Partners' Equity
                   --------------------------------

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

                   DIVERSIFIED HISTORIC INVESTORS VI
                   ---------------------------------
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
                              (Unaudited)
                              -----------


                                 Three months       Three months
                                    ended              ended
                                March 31, 2002     March 31, 2001
                                --------------     --------------
Revenues:
 Rental income                     $603,836            $609,240
 Interest income                        673               1,719
 Other income                         3,279                   0
                                   --------            --------
      Total revenues                607,788             610,959
                                   --------            --------
Costs and expenses:
 Rental operations                  447,061             375,875
 Bad debt                             9,197                   0
 Interest                           264,896             250,841
 Depreciation and amortization      233,162             169,762
                                   --------            --------
        Total costs and expenses    954,316             796,478
                                   --------            --------
Loss before equity in affiliate    (346,528)           (185,519)
Equity in net loss of affiliate           0              (5,099)
                                   --------            --------
Net loss                          ($346,528)          ($190,618)
                                   ========            ========

Net loss per limited
 partnership unit:
 Loss before equity in affiliate
  and extraordinary loss          ($  13.47)         ($    7.21)
  Equity in net loss of affiliate      0.00               (0.20)
                                   --------            --------
                                  ($  13.47)         ($    7.41)
                                   ========            ========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                   ---------------------------------
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                              (Unaudited)
                              -----------

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


NOTE 1 - BASIS OF PRESENTATION
------------------------------

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


NOTE 2 - SUBSEQUENT EVENTS
--------------------------

Strehlow Terrace Apartments was foreclosed by the Department of Housing and Urban Development, the guarantor of the first mortgage, on April 30, 2002.

On June 30, 2002, the Registrant sold its investment in Saunders Apartments for $25,000. The proceeds of the sale were used to pay the accrued expenses of the Registrant.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.
          ----------------------------------------------

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


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

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

                              SIGNATURES
                              ----------

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


Date:  August 19, 2005             By: /s/ Spencer Wertheimer
       ---------------                 ----------------------
                                       SPENCER WERTHEIMER
                                       President (principal executive
                                       officer, principal financial
                                       officer)