Form 10-Q/A
period 2002-06-30
DIVERSIFIED HISTORIC INVESTORS VI
filed 2005-08-19
CIK 828604

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                             FORM 10-Q / A
                           (Amendment No. 1)

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 2002
                               ---------------------------------------

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

                           EXPLANATORY NOTE
                           ----------------

Diversified Historic Investors VI (the "Registrant") is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended June 30, 2002, which was initially filed with the Securities and Exchange Commission ("SEC") on August 30, 2004.

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

The Partnership's originally filed Form 10-Q for the period ended June 30, 2002 was not reviewed in accordance with item 210-10 of Regulation S-X because the Partnership's independent Public Accountants were not registered with the Public Companies Accounting Oversight Board.

As reported on the Registrant's Form 8-K under Item 4.02 which was filed with the SEC on June 27, 2005, Gross Kreger's non-registration with the PCAOB had resulted in the reports being classified as "non-compliant." Accordingly, the consolidated financial statements contained therein should no longer be relied upon. As a result, the Registrant's June 30, 2002 consolidated financial statements are not reviewed in accordance with item 210-10 of Regulation S-X. The December 31, 2001 consolidated financial statements are not audited for the purpose of this report which must comply with the SEC standards. To reflect this, the Registrant has identified the consolidated financial statements throughout this annual report as "unaudited" and has furnished the December 31, 2001 financial statements without a Certified Independent Auditor's Report.

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



                            COMPLIANCE PLAN
                            ---------------

The Registrant's General Partner has decided to take the following steps to bring this report into full compliance with the SEC rules:

       . Engage Russell Bedford Stefanou Mirchandani LLP, an accounting firm registered with the PCAOB to perform a review on the Registrant's June 30, 2002 consolidated financial statements and an audit on the December 31, 2001 consolidated financial statements.

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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements - Unaudited.
          ---------------------------------

                   DIVERSIFIED HISTORIC INVESTORS VI
                   ---------------------------------
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
                               Unaudited
                               ---------

                                Assets
                                ------

                                   June 30,     December 31,
                                     2002           2001
                                     ----           ----

Rental properties, at cost:
 Land                         $   950,238     $   950,238
 Buildings and improvements    20,852,381      27,280,952
 Furniture and fixtures           973,314         970,440
                              -----------     -----------
                               22,775,933      29,201,630
Less - accumulated
 depreciation                 (11,675,380)    (14,365,627)
                              -----------     -----------
                               11,100,553      14,836,003
Cash and cash equivalents          34,815          38,973
Restricted cash                   307,880         305,995
Accounts and notes receivable      71,795          54,382
Investment in affiliate                 0         (59,113)
Other assets (net of
 amortization $856,137
 and $817,496)                    397,125         394,825
                              -----------     -----------
     Total                    $11,912,168     $15,571,065
                              ===========     ===========


                   Liabilities and Partners' Equity
                   --------------------------------

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

                   DIVERSIFIED HISTORIC INVESTORS VI
                   ---------------------------------
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
                              (Unaudited)
                              -----------

                            Three months              Six months
                           ended June 30,          ended June 30,
                          2002        2001         2002        2001
                          ----        ----         ----        ----

Revenues:
 Rental income       $  548,467  $   624,506   $1,152,303  $1,233,746
 Other income             2,162        1,743        5,441       1,743
 Interest income            783        1,268        1,456       2,987
 Gain on sale of
  investment             84,113            0       84,113           0
                     ----------  -----------   ----------  ----------
   Total revenues       635,525      627,517    1,243,313   1,238,476
                     ----------  -----------   ----------  ----------
Costs and expenses:
 Rental operations      231,105      347,329      685,458     723,205
 Interest               273,315      341,006      538,210     591,847
 Bad debt                 3,250            0        5,156           0
 Depreciation and
  amortization          250,965      306,969      484,127     613,937
                     ----------  -----------   ----------  ----------
  Total costs and
   expenses             758,635      995,304    1,712,951   1,928,989
                     ----------  -----------   ----------  ----------
Loss before equity
in affiliate           (123,110)    (367,787)    (469,638)   (690,513)
Equity in net loss
 of affiliate                 0       (2,479)           0      (7,577)
                     ----------  -----------   ----------  ----------
Net loss before
 extraordinary item    (123,110)    (370,266)    (469,638)   (698,090)
Extraordinary gain
 from extinguishment
 of debt              1,067,621            0    1,067,621           0
                    -----------  -----------   ----------  ----------
Net income(loss)    $   944,511 ($   370,266)  $  597,983 ($  698,090)
                    ===========  ===========   ==========  ==========


Net income (loss) per
 limited
 partnership unit:
 Loss before equity
 in affiliate       ($      4.79)($    14.30) ($    18.26) ($   27.14)
Equity in net loss of
 affiliate                  0.00        (.10)        0.00        (.29)
Extraordinary gain         41.51        0.00        41.51        0.00
                     ----------- -----------   ----------  ----------
Net income (loss)    $     36.72($     14.40)  $    23.25 ($    27.43)
                     =========== ===========   ==========  ==========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                   ---------------------------------
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                              (Unaudited)
                              -----------

                                               Six months ended
                                                   June 30,
                                               2002        2001
                                               ----        ----

Cash flows from operating activities:
 Net income (loss)                       $   597,983    ($698,090)
 Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
  Depreciation and amortization              484,127      613,938
  Equity in loss of affiliate                      0        7,577
  Gain on sale of affiliate                  (84,113)           0
  Extraordinary gain on
   extinguishment of debt                 (1,067,621)           0
  Changes in assets and liabilities:
  (Increase) decrease in restricted cash     (28,714)      39,273
  (Increase) decrease in other assets        (42,589)       2,733
  Increase in accounts payable trade          82,427       96,350
  Decrease in accounts payable - taxes             0       (5,520)
  Increase in accounts payable -
   related parties                            66,952       11,262
  Increase in accounts payable - other        10,843       11,041
  Increase in interest payable                80,698       55,719
  Increase in tenant security deposits         9,183       11,712
  Increase in advances                        12,766            0
                                         -----------     --------
Net cash provided by
 operating activities                        121,942      145,995
                                         -----------     --------

Cash flows from investing activities:
 Capital expenditures                         (3,124)      (3,255)
                                         -----------     --------
Net cash used in investing activities         (3,124)      (3,255)
                                         -----------     --------
Cash flows from financing activities:
 Principal payments                         (122,976)    (147,523)
                                         -----------     --------
Net cash used in financing activities       (122,976)    (147,523)
                                         -----------     --------
Decrease in cash and cash equivalents         (4,158)      (4,783)
Cash and cash equivalents at
 beginning of period                          38,973       46,215
                                         -----------     --------
Cash and cash equivalents at
 end of period                           $    34,815     $ 41,432
                                         ===========     ========

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


NOTE 2- EXTRAORDINARY GAIN
--------------------------

          Strehlow Terrace Apartments was foreclosed by the Department of Housing and Urban Development, the guarantor of the first mortgage, on April 30, 2002. As a result, the Registrant recognized an net extraordinary gain on foreclosure in the amount of $1,067,621 which is the excess of the debt on the property over the net book value of the assets.


NOTE 3 - GAIN ON SALE
---------------------

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