Form 10-Q/A
period 2002-09-30
DIVERSIFIED HISTORIC INVESTORS VI
filed 2005-08-19
CIK 828604

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549

                             FORM 10-Q / A
                           (Amendment No. 1)

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 2002
                               ---------------------------------------

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

                           EXPLANATORY NOTE
                           ----------------

Diversified Historic Investors VI (the "Registrant") is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended September 30, 2002, which was initially filed with the Securities and Exchange Commission ("SEC") on August 30, 2004.


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

The Partnership's originally filed Form 10-Q for the period ended
September 30, 2002 was not reviewed in accordance with item 210-10 of Regulation S-X because the Partnership's independent Public
Accountants were not registered with the Public Companies Accounting Oversight Board.

As reported on the Registrant's Form 8-K under Item 4.02 which was filed with the SEC on June 27, 2005, Gross Kreger's non-registration with the PCAOB had resulted in the reports being classified as "non-compliant." Accordingly, the consolidated financial statements contained therein should no longer be relied upon. As a result, the Registrant's September 30, 2002 consolidated financial statements are not reviewed in accordance with item 210-10 of Regulation S-X. The December 31, 2001 consolidated financial statements are not audited for the purpose of this report which must comply with the SEC standards. To reflect this, the Registrant has identified the consolidated financial statements throughout this annual report as "unaudited" and has furnished the December 31, 2001 financial statements without a Certified Independent Auditor's Report.

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



                            COMPLIANCE PLAN
                            ---------------

The Registrant's General Partner has decided to take the following steps to bring this report into full compliance with the SEC rules:

       . Engage Russell Bedford Stefanou Mirchandani LLP, an accounting firm registered with the PCAOB to perform a review on the Registrant's September 30, 2002 consolidated financial state-ments and an audit on the December 31, 2001 consolidated financial statements.

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

                    PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements - Unaudited
          --------------------------------

                   DIVERSIFIED HISTORIC INVESTORS VI
                   ---------------------------------
                 (a Pennsylvania limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
                               Unaudited
                               ---------


                                Assets
                                ------


                                   September 30,    December 31,
                                       2002             2001
                                       ----             ----

Rental properties, at cost:
 Land                             $ 1,086,228     $   950,238
 Buildings and improvements        22,076,586      27,280,952
 Furniture and fixtures               977,356         970,440
                                  -----------     -----------
                                   24,140,170      29,201,630
Less - accumulated depreciation   (11,891,288)    (14,365,627)
                                  -----------     -----------
                                   12,248,882      14,836,003
Cash and cash equivalents              53,614          38,973
Restricted cash                       311,813         305,995
Accounts receivable                    45,081          54,382
Investment in affiliate                     0         (59,113)
Other assets (net  of
 amortization of
 $742,454 and $852,676)               453,374         394,825
                                  -----------     -----------
     Total                        $13,112,764     $15,571,065
                                  ===========     ===========

                   Liabilities and Partners' Equity
                   --------------------------------

Liabilities:
 Debt obligations                 $11,620,524     $16,616,789
 Accounts payable:
  Trade                             1,393,667       1,423,037
  Taxes                                 6,797          21,780
  Related parties                     403,813         481,605
  Other                                49,290          28,717
 Interest payable                     858,102       2,022,602
 Tenant security deposits             167,264         134,443
 Advances                              63,286          35,720
                                  -----------     -----------
     Total liabilities             14,562,743      20,764,693
Minority interest                   3,752,862               0
Partners' deficit                  (5,202,841)     (5,193,628)
                                  -----------     -----------
     Total                        $13,112,764     $15,571,065
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

                   DIVERSIFIED HISTORIC INVESTORS VI
                   ---------------------------------
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
                              (Unaudited)


                            Three months               Nine months
                         ended September 30,       ended September 30,
                          2002         2001         2002         2001
                          ----         ----         ----         ----


Revenues:
 Rental income       $   559,404    $580,772    $1,711,708  $1,814,518
 Other income              3,724           0         9,165       3,916
 Interest income             375         930         1,831       3,714
 Gain on sale of
  investment                   0           0        84,113           0
                      ----------    --------    ----------  ----------
  Total revenues         563,503     581,702     1,806,817   1,822,148
Costs and expenses:
 Rental operations       269,051     226,963       954,587     950,167
 Interest                647,807     257,710     1,186,017     849,557
 Bad debt                      0           0         5,078           0
 Depreciation and
   amortization          293,530     328,705       777,657     942,643
                      ----------    --------    ----------  ----------
  Total costs
   and expenses        1,210,388     813,378     2,923,339   2,742,367
                      ----------    --------    ----------  ----------
Loss  before  minority
 interest and equity
 in affiliate           (646,885)    231,676    (1,116,522)   (920,219)
Minority interest         39,689           0        39,689           0
Equity in net loss
 of affiliate                  0       4,952             0     (12,529)
                      ----------    --------    ----------  ----------
Net loss before
 extraordinary item  ($  607,196)  ($236,628)  ($1,076,833)  ($932,748)
Extraordinary gain
 on extinguishment
 of debt                       0           0     1,067,620           0
                      ----------    --------    ----------  ----------
Net loss             ($  607,196)  ($236,628)  ($    9,213)($  932,748)
                      ==========    ========    ==========  ==========

Net loss per limited
 partnership unit:
 Loss before minority
  interest and equity
  in affiliate       ($    25.15)  ($   9.01)  ($    43.41)($    35.78)
 Minority Interest          1.54        0.00          1.54        0.00
 Equity in net loss
  of affiliate              0.00       (0.19)         0.00        (.49)
 Extraordinary gain         0.00        0.00         41.51        0.00
                      ----------    --------    ----------  ----------
Net loss             ($    23.61)  ($   9.20)  ($     0.36)($    36.27)
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

                   DIVERSIFIED HISTORIC INVESTORS VI
                   ---------------------------------
                 (a Pennsylvania limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                              (Unaudited)


                                             Nine months ended
                                               September 30,
                                             2002         2001
                                             ----         ----
Cash flows from operating activities:
  Net loss                             ($    9,213)    ($932,748)
Adjustments to reconcile net loss to
   net cash provided by (used in)
   operating activities:
 Depreciation and amortization             777,657       942,643
 Gain on sale of investment                (84,113)            0
 Extraordinary gain on
  extinguishment of debt                (1,067,620)            0
 Equity in loss of affiliate                     0        12,529
 Minority Interest                         (39,689)            0
 Changes in assets and liabilities:
  (Increase) decrease in
   restricted cash                         (25,011)       36,287
  (Increase) decrease in other assets     (214,887)       27,069
  Decrease in accounts payable taxes             0        (5,520)
  Increase in accounts payable - trade      51,111        20,532
  Increase in accounts payable -
   related parties                          92,081        11,262
  Increase in accounts payable - other      26,219         4,447
  (Decrease) increase in interestpayable  (564,229)       84,585
 Increase in tenant security deposits       33,719         9,538
 Increase in Advances                       28,766             0
                                        ----------      --------
Net cash (used in) provided by
 operating activities                     (995,209)      210,624
                                        ----------      --------
Cash flows from investing activities:
 Capital expenditures                   (1,367,361)       (3,722)
                                        ----------      --------
Net cash used in investing activities   (1,367,361)       (3,722)
                                        ----------      --------
Cash flows from financing activities:
 Proceeds from debt obligations          4,930,000             0
 Payments of principal under debt
  obligations                           (2,552,789)     (189,299)
                                        ----------      --------
Net cash provided by (used in)
 financing activities                    2,377,211      (189,299)
                                        ----------      --------
Increase in cash and cash equivalents       14,641        17,603
Cash and cash equivalents at
 beginning of period                        38,973        46,215
                                        ----------      --------
Cash and cash equivalents at end
 of period                              $   53,614      $ 63,818
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


NOTE 4 - MINORITY INTEREST IN FIREHOUSE SQUARE
----------------------------------------------

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


NOTE 5 - PURCHASE OF PROPERTY
-----------------------------

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

                      PART II - OTHER INFORMATION
                      ---------------------------


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