Form 10-K/A
period 2001-12-31
DIVERSIFIED HISTORIC INVESTORS VI
filed 2006-03-09
CIK 828604

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549
                               FORM 10-K/A
                            (Amendment No. 2)


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

Indicate by check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate  market  value  of  Units  held  by  non-affiliates  of  the
Registrant:                                           Not Applicable *
                                                      ----------------
*Securities not quoted in any trading market to Registrant's knowlege.

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).   Yes ___ No_X_

                           EXPLANATORY NOTE
                           ----------------

Diversified Historic Investors VI (the "Registrant") is filing this Amendment No. 2 to its Amendment No. 1 which was filed with the Securities and Exchange Commission ("SEC") on August 17, 2005, concerning its Annual Report on Form 10-K for the year ended December 31, 2001, which was initially filed with the SEC on July 21, 2004. The purpose of the amendments are in response to a notification from the SEC's Division of Corporate Finance on February 23, 2005 identifying that, at the time the original Form 10-K was filed, the Registrant's former certifying accountant, Gross, Kreger & Passio, L.L.C. ("Gross Kreger"), had not registered with the Public Company Oversight Board ("PCAOB") as required under Section 102 of the Sarbanes-Oxley Act.

As reported on the Registrant's Form 8-K under Item 4.02 which was filed with the SEC on June 27, 2005, Gross Kreger's non-registration with the PCAOB had resulted in the reports being classified as "non-compliant." Accordingly, the consolidated financial statements contained therein should no longer be relied upon. The Registrant had filed unaudited reports on August 17, 2005.

The SEC has informed the Registrant that, because of the deficiencies in the 2001 audit report, this annual report does not comply with the U.S. Securities laws and SEC rules. This matter has been referred to the SEC's Division of Enforcement.



                         MATERIAL CONSEQUENCES
                         ---------------------

As a result of the deficiencies in the originally filed annual report described above and the SEC's review and possible enforcement action related to the annual report, the Registrant may be subject to liability for failure to comply with U.S. Securities laws and SEC rules in an enforcement action by the SEC. The Registrant is unable at this time to predict what if any action the SEC might take but any such actions could result in monetary penalties and actions taken against the Registrant's General Partner. Any of the foregoing could have a material adverse impact on the Registrant.

                            COMPLIANCE PLAN
                            ---------------

The Registrant's General Partner has taken the following steps to bring this annual report into full compliance with the SEC rules:

       . Engage Russell Bedford Stefanou Mirchandani LLP, an accounting firm registered with the PCAOB to perform an audit on the Registrant's 2001 consolidated financial statements.

       . The Registrant intends to make its annual report fully compliant with SEC rules and promptly thereafter will file another amendment to this annual report with the SEC

The   Registrant   has  successfully  followed  its  compliance   plan
described  above.   By  filing this Amendment No.  2,  the  Registrant
fully complies with the SEC requirements.

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

           a. Firehouse Square - consists of 31,507sf of commercial space at 902-910 King Street in Alexandria, Virginia. In December 1988, Registrant was admitted, with a 90% general partner interest, to Firehouse Square General Partnership ("FSGP"), a Virginia general partnership, for a cash capital contribution of $1,750,000. FSGP acquired and rehabilitated the property for $5,660,000 ($151.51 per
sf), funded by the equity contribution and a mortgage note payable of $4,207,000. On June 1, 1993, the first mortgage was modified. The terms of the modification included the addition of all accrued and unpaid interest ($218,728) to the principal balance and revision of the payment terms. The lender also advanced $40,711 for real estate taxes and $33,627 for tenant improvements. Monthly payments of interest to the new note holder were to be made in an amount equal to net operating income. The note accrued interest at prime plus 1/2%. On November 16, 1994, the new first mortgage holder foreclosed upon its mortgage. By "credit bidding" its mortgage, the mortgage holder became the successful bidder at sale. The first mortgage holder sold its successful bid to a partnership known as 901 King Street
Associates ("KSA"). KSA is a general partnership owned 90% by the Registrant. The selling price of the mortgage was the amount that the mortgage had been immediately prior to foreclosure. The obligation has terms materially the same as the original mortgage loan and is secured by a new mortgage on the property. Therefore, after the sale, the Registrant's interest in the property was unchanged. The principal balance of the mortgage at December 31, 1997 was $4,304,188. The note accrued interest at prime plus 1/2% and the entire principal balance was due October 1998. In June 1995, the Registrant refinanced $900,000 of the first mortgage. This loan bore interest at 9.75%, was payable in monthly installments of principal and interest of $8,021 and was due in June 2005. In November 1998, both mortgages were refinanced. The first mortgage was refinanced with a $1,937,000 mortgage (principal balance of $1,849,227 at December 31, 2001) which bears interest at 7.08%, is payable in monthly installments of principal and interest of $13,789 and is due in November 2008. The second mortgage was refinanced with a $4,330,107 mortgage (principal balance of $4,367,913 at December 31, 2001) which bears interest at 7%, is due in December 2008 with monthly payments of interest to be made in an amount equal to net operating income. Proceeds from the refinancing of the first mortgage were used to reduce the second mortgage principal.

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

              The property is managed by BCMI. As of December 31, 2001, all 31,507 sf of space were under lease (100%) at annual rates ranging from $7.56 to $22.18 per sf. The occupancy for the previous four years was 100% for 2000, 1999, and 1998, and 94% for 1997. The average annual rent was $7.34 to $21.53 for 2000, and $7.12 to $20.89 for 1999,1998, and 1997. There are three tenants who each occupy ten percent or more of the rentable square footage. They operate principally as a law firm, an architectural firm and a computer company. All leases are operating leases and the minimum future rentals on the non-cancelable leases as of December 31, 2001 are $538,505.
              The following is a table showing commercial lease expirations at Firehouse Square for the next five years.

                                        Total
                                        annual    % of gross
                          Total sf      rental      annual
              Number of      of       covered by    rental
               Leases     expiring     expiring      from
     Year     expiring     leases       leases     property
     ----     ---------   --------    ----------  ----------
     2002         4        13,227      $216,570     43%
     2003         5        14,286      $244,805     45%
     2004         0             0      $      0      0%
     2005         1         1,344      $ 28,224      4%
     2006         1         2,650      $ 48,906      8%


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

              The property is managed by an independent property management firm. On December 31, 2001, 15 of the units were leased (71%) at monthly rents of $151 to $475 and 3,000 sf of commercial space (100%) was leased at annual rents ranging from $3.00 to $8.00 per sf. All residential leases are renewable, one-year leases. The occupancy for the residential units for the previous four years was 80% for 2000, 80% for 1999, 82% for 1998, and 92% for 1997. The
monthly rental range has been approximately the same since 1995. The commercial space has been 100% occupied since 1995. The range for annual rents has been $3.00 to $8.00 for 2000, $3.13 to $5.00 per sf for 1999 and 1998, and $3.13 to $5.50 per sf for 1997. There is one tenant who occupies ten percent or more of the rentable square footage. It principally functions as a tax counseling provider. All commercial leases are operating leases and the minimum future rentals on the noncancelable leases as of December 31, 2001 are $4,800.

              The following is a table showing commercial lease expirations at Roseland for the next five years:

                                        Total
                                        annual
                          Total sf      rental
              Number of      of       covered by  % of gross
               Leases     expiring     expiring     annual
     Year     expiring     leases       leases      rental
     ----     ---------   --------    ----------  ----------
     2002         0             0             0      0%
     2003         1           600        $4,800      7%
     2004         0             0             0      0
     2005         0             0             0      0
     2006         0             0             0      0

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

             The property is managed by BCMI. At December 31, 2001, 69 of the residential units were under lease (97%) at monthly rents of $725 to $1,695, and 7,306 sf of commercial space was under lease (88%) at annual rents ranging from $22.80 to $26.87 per sf. All residential leases are renewable, one-year leases. The occupancy for the residential units for the previous four years was 96% for 2000, 93% for 1999, 92% for 1998, and 94% for 1997. The monthly rental range has been approximately the same since 1995. The occupancy for the commercial space was 100% for 2000, 1999, and 1998, and 90% for 1997. The range for annual rents was $22.47 to $23.22 for 2000, $7.12 to $20.89 for 1999, $19.00 to $24.14 per sf for 1998, and $19.00 to
$23.11 per sf for 1997. There are no tenants who occupy ten percent or more of the rentable square footage. All leases are operating leases and the minimum future rentals on the noncancelable leases as of December 31, 2001 are $183,341.

              The following is a table showing commercial lease expirations at Canal House for the next five years.

                                         Total
                                        annual
                          Total sf      rental
              Number of      of       covered by  % of gross
               Leases     expiring     expiring     annual
     Year     expiring     leases       leases      rental
     ----     ---------   --------    ----------  ----------
     2002         1          850       $ 19,740       2%
     2003         0            0              0       0
     2004         0            0              0       0
     2005         1        2,426       $ 55,313       5%
     2006         1        4,030       $108,288      11%


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

                     Independent Auditor's Report
                     ----------------------------

To the Partners of Diversified Historic Investors VI


We have audited the accompanying consolidated balance sheet of Diversified Historic Investors VI (a Pennsylvania limited partnership) and subsidiaries as of December 31, 2001 and the related statements of operations, changes in partners' equity and cash flows for the years ended December 31, 2001. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Strehlow Terrace Apartments Limited Partnership, which reflect total assets of $3,103,198 as of December 31, 2001 and total revenues of $262,574 for the year then ended. In addition, we did not audit the financial statements of Mater Dolorosa General Partnership which reflect assets of $1,509,658 as of December 31, 2001 and total revenues of $426,567 for the year then ended. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included Strehlow Terrace Apartments Limited Partnership and Mater Dolorosa General Partnership, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversified Historic Investors VI as of December 31, 2001 and the results of operations and cash flows for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The Schedule of Real Estate and Accumulated Depreciation on page 39 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, which insofar as it relates to Strehlow Terrace Apartments Limited Partnership and Mater Dolorosa General Partnership is based on the report of other auditors, such information is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

The accompanying financial statements have been prepared assuming that the partnership will continue as a going concern. In recent years, the partnership has incurred significant losses from operations, which raise substantial doubt about its ability to continue as a going concern, which is detailed in NOTE C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Russell Bedford Stefanou Mirchandani LLP
New York, New York
February 14, 2006

                     Independent Auditor's Report
                     ----------------------------

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




Gross, Kreger & Passio, L.L.C.
Philadelphia, Pennsylvania
August 1, 2001

                     Independent Auditor's Report
                     ----------------------------

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

Blackman & Associates, P.C.
Omaha, Nebraska
May 28, 2002

                     Independent Auditor's Report
                     ----------------------------

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

Pailet, Meunier and LeBlanc, L.L.P.
Metairie, Louisiana
February 20, 2002

                   DIVERSIFIED HISTORIC INVESTORS VI
                   ---------------------------------
                        (a limited partnership)

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
              ------------------------------------------

                   AND FINANCIAL STATEMENT SCHEDULES
                   ---------------------------------



Consolidated financial statements:                      Page
                                                        ----

     Consolidated Balance Sheets at December 31, 2001
     and 2000                                             25

     Consolidated Statements of Operations for the Years
     Ended December 31, 2001, 2000, and 1999              26

     Consolidated Statements of Changes in Partners'
     Equity for the Years Ended December 31, 2001, 2000,
     and 1999                                             27

     Consolidated Statements of Cash Flows for the Years
     Ended December 31, 2001, 2000, and 1999              28

     Notes to consolidated financial statements         29-36


Financial statement schedules:

     Schedule XI - Real Estate and Accumulated
     Depreciation                                         39

     Notes to Schedule XI                                 40





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

                   DIVERSIFIED HISTORIC INVESTORS VI
                   ---------------------------------
                        (a limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
                      December 31, 2001 and 2000

                                Assets
                                ------

                                              2001           2000
                                              ----           ----

Cash and cash equivalents               $    38,973   $    46,215
Restricted cash                             305,995       365,806
Accounts receivable                          54,382        38,636
Investment in affiliate                           0       (48,006)
Other assets (net of accumulated
 amortization of $819,993 and $751,489)     394,824       388,146
                                        -----------   -----------
                                            794,174       790,797
                                        -----------   -----------
Rental properties at cost:
 Land                                       950,238       950,238
 Buildings and improvements              27,280,952    27,373,551
 Furniture and fixtures                     970,440       776,142
                                        -----------   -----------
                                         29,201,630    29,099,931
Less - accumulated depreciation         (14,365,627)  (13,243,935)
                                        -----------   -----------
                                         14,836,003    15,855,996
                                        -----------   -----------
         Total                          $15,630,177   $16,646,793
                                        ===========   ===========


                 Liabilities and Partners' Equity
                 --------------------------------

Liabilities:
 Debt obligations                       $16,616,789   $16,857,962
 Accounts payable:
  Trade                                   1,423,037     1,321,939
  Taxes                                      21,780        20,465
  Related parties                           481,605       446,202
  Other                                      87,830        10,824
 Interest payable                         2,022,602     1,618,641
 Tenant security deposits                   134,442       168,550
 Advances                                    35,720             0
                                        -----------   -----------
         Total liabilities               20,823,805    20,444,583
Partners' deficit                        (5,193,628)   (3,797,790)
                                        -----------   -----------
         Total                          $15,630,177   $16,646,793
                                        ===========   ===========

The accompanying notes are an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                   ---------------------------------
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------

         For the years ended December 31, 2001, 2000 and 1999

                                      2001         2000         1999
                                      ----         ----         ----

Revenues:
 Rental income                    $2,434,782  $2,445,698    $2,373,232
 Other income                         11,523           0        10,670
 Interest income                       4,681       6,966         3,677
                                  ----------  ----------    ----------
         Total revenues            2,450,986   2,452,664     2,387,579
                                  ----------  ----------    ----------
Costs and expenses:
  Rental operations                1,247,800   1,192,754     1,123,015
  General and administrative               0           0       256,142
  Interest                         1,397,720   1,398,919     1,411,077
  Depreciation and amortization    1,190,197   1,178,867     1,229,432
                                  ----------  ----------    ----------
         Total costs and expenses  3,835,717   3,770,540     4,019,666
                                  ----------  ----------    ----------

Loss before equity in affiliate   (1,384,731) (1,317,876)   (1,632,087)
Equity in net loss of affiliate      (11,107)    (20,228)      (18,807)
                                  ----------  ----------    ----------
Net loss                         ($1,395,838)($1,338,104)  ($1,650,894)
                                  ==========  ==========    ==========

Net loss per limited partnership
 unit:
 Loss before equity in affiliate ($    53.84) ($   51.24)  ($    63.46)
 Equity in net loss of affiliate       (0.43)      (0.79)        (0.73)
                                  ----------  ----------    ----------
                                 ($    54.27)($    52.03)  ($    64.19)
                                  ==========  ==========    ==========

The accompanying notes are an integral part of these financial statements.

                    DIVERSIFIED HISTORIC INVESTORS VI
                    ---------------------------------
                        (a limited partnership)

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
        ------------------------------------------------------
         For the years ended December 31, 2001, 2000 and 1999


                                      Dover
                                    Historic
                                    Advisors     Limited
                                     VI (I)    Partners (2)    Total
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

                    DIVERSIFIED HISTORIC INVESTORS VI
                    ---------------------------------
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------

         For the years ended December 31, 2001, 2000 and 1999


                                          2001      2000         1999
                                          ----      ----         ----

Cash flows from operating
 activities:
 Net loss                           ($1,395,838) ($1,338,104)($1,650,894)
 Adjustments to reconcile net
  loss to net cash provided by
  operating activities:
 Depreciation and amortization        1,190,197   1,178,867    1,229,432
 Equity in loss of affiliate             11,107      20,228       18,807
 Changes in assets and liabilities:
  Decrease (increase) in
   restricted cash                       59,811        (175)     (84,734)
  (Increase in accounts receivable      (15,746)          0            0
  (Increase) decrease in other assets   (75,183)     (9,447)      12,374
  Increase in investment in affiliates  (48,006)          0            0
  Increase (decrease) in accounts
   payable - trade                       65,899      (1,237)     241,400
  Increase (decrease) in accounts
   payable - taxes                        1,315       1,668       (1,695)
  Increase in accounts payable -
   related party                         47,674      29,693       19,980
  Increase (decrease) in accounts
   payable - other                       88,827     (40,283)      24,068
  Increase in interest payable          403,961     443,163      304,836
  (Decrease) increase in tenant
   security deposits                    (34,108)     30,866        7,826
  Increase in advances                   35,720           0            0
                                     ----------   ---------   ----------
      Net cash provided by
       operating activities             335,630     315,239      121,400
                                     ----------   ---------   ----------
Cash flows from investing activities:
 Capital improvements                  (101,699)    (89,844)     (25,416)
                                     ----------   ---------   ----------
      Net cash used in
       investing activities            (101,699)    (89,844)     (25,416)
                                     ----------   ---------   ----------

Cash flows from financing activities:
 Proceeds from debt financing                 0           0       25,416
 Principal payments                    (241,173)   (219,779)    (108,865)
                                     ----------   ---------   ----------
      Net cash used in
       financing activities            (241,173)   (219,779)     (83,449)
                                     ----------   ---------   ----------
(Decrease) increase in cash and
 cash equivalents                        (7,242)      5,616       12,535
Cash and cash equivalents at
 beginning of year                       46,215      40,599       28,064
                                     ----------   ---------   ----------
Cash and cash equivalents at end
 of year                             $   38,973   $  46,215   $   40,599
                                     ==========   =========   ==========

Supplemental Disclosure of Cash Flow
Information:
  Cash paid during the year for      $1,397,720  $1,398,919   $1,106,241
interest

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


NOTE C - GOING CONCERN
----------------------

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements during the year ended
December 31, 2001, the Company incurred losses from continuing operations of $1,395,838. The current Company's total liabilities exceeded its total assets by $5,193,628. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develp profitable operations and resolve its liquidity problems. The Company is also currently negotiating flexibility in its payments with its various lenders, but there can be no assurance the Company will be successful in these discussions. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE D - LEASES
---------------

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


NOTE E - PARTNERSHIP AGREEMENT
------------------------------

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


NOTE F - ACQUISITION
--------------------

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


NOTE G - DEBT OBLIGATIONS
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
                                             ===========  ===========

The Company is in violations with certain loan convenants with some of
the   underlying  mortgages.  Hence  all  mortgages/notes  have   been
classified as short term.

Maturities of debt obligation at December 31, 2001, were as follows:

          Year ending December 31,
          ------------------------
                 2002              $ 1,520,117
                 2003                        0
                 2004                        0
                 2005                  612,116
                 2006                  323,279
                 Thereafter         14,161,277
                                   -----------
                                   $16,616,789
                                   ===========


NOTE H - RELATED PARTIES
------------------------

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



NOTE I - INCOME TAX BASIS RECONCILIATION
----------------------------------------

Certain items enter into the determination of the results of operations in different time periods for financial reporting ("book") purposes and for income tax ("tax") purposes. Reconciliations of net loss and partners' equity follow:

                                      For the Years Ended December 31,

                                        2001        2000        1999
                                        ----        ----        ----

Net loss - book                  ($1,395,838)  ($1,338,104)($1,650,894)
Excess of tax under book
 depreciation                        405,107       283,161     458,619
Interest                             114,148       103,804      94,398
Loss on foreclosure                        0             0           0
Gain on sale                               0             0           0
Administrative expenses                    0             0           0
Other timing differences               3,492        20,228      18,807
Minority interest - tax only          95,976        86,705     218,951
                                  ----------    ----------  ----------
Net loss - tax                   ($  777,115)  ($  844,206)($  860,119)
                                  ==========    ==========  ==========


Partners' equity - book          ($5,193,628)  ($3,797,789)($2,459,686)
Costs of issuance                  3,279,930     3,279,930   3,279,930
Cumulative tax under book loss     6,805,198     6,186,474   5,692,577
Investment credit recapture            9,900         9,900       9,900
Rehabilitation credit               (251,117)     (251,117)   (251,117)
                                  ----------    ----------  ----------
Partner's equity - tax            $4,650,283    $5,427,398  $6,271,604
                                  ==========    ==========  ==========



NOTE J- SUBSEQUENT EVENTS
-------------------------

Strehlow Terrace Apartments was foreclosed by the Department of Housing and Urban Development, the guarantor of the first mortgage, on April 30, 2002.

On   June  30,  2002, the partnership sold its investment in  Saunders
Apartments for $25,000.

                       SUPPLEMENTAL INFORMATION

                  DIVERSIFIED HISTORIC INVESTORS VI
                   --------------------------------
                        (a limited partnership)



          SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
          ------------------------------------------------------

                                                      Costs
                                                   Capitalized
                                                   Subsequent
                            Initial Cost to            to
                            Partnership (b)        Acquisition
                            ---------------        -----------


                                         Buildings
                                            and              Date of
                 Encumbrances            Improve-  Improve-   Contr.   Date
Description (a)      (e)       Land (b)   ments      ments     (a)   Acquired
---------------  ------------  --------  --------- --------  ------- --------
17 unit apartments
and 3,000 square
feet of retail
space in Omaha, NE $  823,279 $10,000  $ 1,774,986 $   61,868  1988    7/88

68 unit apartments
in New Orleans, LA    612,116    -       2,948,634    471,015  1988    7/88

32,500 square feet
of
commercial space in
Alexandria, VA      6,217,140 540,238    5,014,827  1,336,272  1988   12/88

70 apartment units
in Omaha, NE        3,550,053    -         448,993  5,979,828  1989    1/89

71 unit apartments
and 8,500 square
feet of
commercial space in
Manayunk, PA        5,414,201  400,000     664,508    9,550,461 1989   2/89
                  ----------- -------- -----------  -----------
                  $16,616,789 $950,238 $10,851,948  $17,399,444
                  =========== ======== ===========  ===========

                             Gross Amount at which Carried at
                                    December 31, 2001
                             --------------------------------


                               Buildings                Accumu-
                                  and                    lated
                                Improv-      Total       Depr.
Description (a)       Land       ments      (c) (d)     (d) (e)
--------------        ----     ---------    -------    --------
17 unit apartments
and 3,000 square
feet of retail
space in Omaha, NE  $ 10,000  $ 1,836,854 $ 1,846,854  $  917,938

68 unit apartments
in New Orleans, LA      -       3,419,649   3,419,649   1,741,527

32,500 square feet
of
commercial space in
Alexandria, VA      540,238     6,351,099   6,891,337   2,960,130

70 apartment units
in Omaha, NE           -        6,428,821   6,428,821   2,676,791

71 unit apartments
and 8,500 square
feet of
commercial space in
Manayunk, PA       400,000     10,214,969  10,614,969   4,885,111
                  --------    ----------- -----------  ----------
                  $950,238    $28,251,392 $29,201,630 $13,181,497
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

(D)  Reconciliation of real estate:

                                        2001       2000        1999
                                        ----       ----        ----
Balance at beginning of year      $29,099,931 $29,010,088 $28,984,672
Additions during this year:
  Improvements                        101,699      89,843      25,416
Deductions during the year:
  Retirements                               0           0           0
                                  ----------- ----------- -----------
Balance at end of year            $29,201,630 $29,099,931 $29,010,088
                                  =========== =========== ===========

Reconciliation of accumulated depreciation:
                                        2001       2000        1999
                                        ----       ----        ----
Balance at beginning of year       13,234,935 $12,134,403 $11,038,617
Depreciation expense for the year   1,121,692   1,109,532   1,095,786
Retirements                                 0           0           0
                                  ----------- ----------- -----------
Balance at end of year            $14,356,627 $13,243,935 $12,134,403
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

                                PART IV
                                -------

Item 14. (A)     Exhibits,  Financial Statement Schedules and  Reports
                 on Form 8-K.
                 -----------------------------------------------------

                 1.   Financial Statements:

                       a. Consolidated Balance Sheets at December 31, 2001 and 2000

                       b. Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999

                       c. Consolidated Statements of Changes in Partners' Equity for the Years Ended December 31, 2001, 2000 and 1999.

                       d. Consolidated Statements of Cash Flows for the Years Ended December 31, 2001 2000 and 1999.

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

Date:  March 6, 2006       DIVERSIFIED HISTORIC INVESTORS VI
       --------------
                           By: Dover Historic Advisors VI, its
                               general partner

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

Date: March 9, 2006       DIVERSIFIED HISTORIC INVESTORS VI
      -------------

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