Form 10-K/A
period 2002-12-31
DIVERSIFIED HISTORIC INVESTORS VI
filed 2006-03-09
CIK 828604

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

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).   Yes ___ No_X_

                           EXPLANATORY NOTE
                           ----------------

Diversified Historic Investors VI (the "Registrant") is filing this Amendment No. 2 to its Amendment No. 1 which was filed on August 17, 2005 with the Securities and Exchange Commission ("SEC"), concerning its Annual Report Form on Form 10-K for the year ended December 31, 2002, which was initially filed with the SEC on September 8, 2004. The purpose of the amendments are in response to a notification from the SEC's Division of Corporate Finance on February 23, 2005 identifying that, at the time the original Form 10-K was filed, Registrant's former certifying accountant, Gross, Kreger & Passio, L.L.C. ("Gross Kreger"), had not registered with the Public Company Oversight Board (PCAOB) as required under Section 102 of the Sarbanes-Oxley Act.

As reported on the Registrant's Form 8-K under Item 4.02 which was filed with the SEC on June 27, 2005, Gross Kreger's non-registration with the PCAOB had resulted in the reports being classified as "non-compliant." Accordingly, the consolidated financial statements contained therein should no longer be relied upon.The Company had filed unaudited statements on August 17, 2005.

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

       . The Registrant intends to make its annual report fully compliant with SEC rules and promptly thereafter will file another amendment to this annual report with the SEC.


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

                                       Total
                                        annual    % of gross
                          Total sf      rental      annual
              Number of      of       covered by    rental
               Leases     expiring     expiring      from
     Year     expiring     leases       leases     property
     ----     ---------   --------    ----------  ----------
     2003         2        9,623       $194,866     34%
     2004         2        4,241       $ 58,975     10%
     2005         2        2,994       $ 67,895     12%
     2006         1        2,574       $ 49,800      9%
     2007         2        6,862       $145,304     25%

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


              The following is a table showing commercial lease expirations at Roseland for the next five years:


                                        Total
                                        annual
                          Total sf      rental
              Number of      of       covered by  % of gross
               Leases     expiring     expiring     annual
     Year     expiring     leases       leases      rental
     ----     ---------   --------    ----------  ----------
     2003         1           600        $4,800      7%
     2004         0             0             0      0
     2005         0             0             0      0
     2006         0             0             0      0
     2007         0             0             0      0

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

             The property is managed by BCMI. At December 31, 2002, 66 of the residential units were under lease (93%) at monthly rents of $750 to $1,630, and 8,341 sf of commercial space was under lease (100%) at annual rents ranging from $16.23 to $26.12 per sf. All residential leases are renewable, one-year leases. The occupancy for the residential units for the previous four years was 97% for 2001, 96% for 2000, 93% for 1999 and 92% for 1998. The monthly rental range has been approximately the same since 1998. The occupancy for the commercial space was 88% for 2001, 100% for 2000, 1999, and 1998. The range for annual rents was $22.80 to $26.87 for 2001, $22.47 to $23.22 for 2000, $7.12 to $20.89 for 1999 and $19.00 to $24.14 per sf for
1998. There are four tenants who each occupy ten percent or more of the rentable square footage. They operate principally as a bank, a furniture store and two restaurants. All leases are operating leases and the minimum future rentals on the noncancelable leases as of December 31, 2002 are $94,313.

              The following is a table showing commercial lease expirations at Canal House for the next five years.

                                        Total
                                        annual
                          Total sf      rental
              Number of      of       covered by  % of gross
               Leases     expiring     expiring     annual
     Year     expiring     leases       leases      rental
     ----     ---------   --------    ----------  ----------
     2003         3         1,885       $39,000     21%
     2004         0             0             0      0%
     2005         1         2,426       $55,313     10%
     2006         0             0             0      0%
     2007         0            0              0      0%


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

           The property is managed by BCMI. As of December 31, 2002, 10,200 sf of space were under lease (100%) at annual rates ranging from $9.84 to $14.82 per sf. There are two tenants who each occupy ten percent or more of the rentable square footage. They operate principally as a restaurant and a billiards hall. All leases are operating leases and the minimum future rentals on the non-cancelable leases as of December 31, 2002 are $62,136.

                                        Total
                                        annual
                          Total sf      rental
              Number of      of       covered by  % of gross
               Leases     expiring     expiring     annual
     Year     expiring     leases       leases      rental
     ----     ---------   --------    ----------  ----------
     2003         0             0             0      0%
     2004         1         4,100       $62,136     51%
     2005         0             0             0      0%
     2006         0             0             0      0%
     2007         0             0             0      0%



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

          c.  Registrant did not declare any cash dividends in 2002 or 2001


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

              As of December 31, 2002, Registrant had restricted cash of $276,856 consisting primarily of funds held as security deposits, replacement reserves and escrows for taxes and insurance. As a consequence of these restrictions as to use, Registrant does not deem these funds to be a source of liquidity.

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

                     Independent Auditor's Report

To the Partners of Diversified Historic Investors VI


We have audited the accompanying consolidated balance sheet of Diversified Historic Investors VI (a Pennsylvania limited partnership) and subsidiaries as of December 31, 2002 and 2001 and the related statements of operations, changes in partners' equity and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Strehlow Terrace Apartments Limited Partnership, which was foreclosed in the year ended December 21, 2002. In addition, we did not audit the financial statements of Mater Dolorosa General Partnership which reflect assets of $1,385,658 and $1,509,658 as of December 31, 2002 and 2001 and total revenues of $405,113 and $426,567 respectively, for the years then ended. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included Mater Dolorosa General Partnership, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversified Historic Investors VI as of December 31, 2002 and 2001, and the results of operations and cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

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

Pailet, Meunier and LeBlanc, L.L.P.
Metairie, Louisiana
January 28, 2003

                   DIVERSIFIED HISTORIC INVESTORS VI
                   ---------------------------------
                        (a limited partnership)

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
              ------------------------------------------

                   AND FINANCIAL STATEMENT SCHEDULES
                   ---------------------------------



Consolidated financial statements:                      Page
                                                        ----

 Consolidated Balance Sheets at December 31, 2002 and    25
 2001

 Consolidated Statements of Operations for the Years     26
 Ended December 31, 2002, 2001, and 2000

 Consolidated Statements of Changes in Partners'         27
 Equity for the Years Ended December 31, 2002, 2001, and 2000

 Consolidated Statements of Cash Flows for the Years     28
 Ended December 31, 2002, 2001, and 2000

 Notes to consolidated financial statements            29-36


Financial statement schedules:

 Schedule XI - Real Estate and Accumulated Depreciation  39

 Notes to Schedule XI                                    40


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

                   DIVERSIFIED HISTORIC INVESTORS VI
                   ---------------------------------
                        (a limited partnership)

                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
                      December 31, 2002 and 2001

                                Assets
                                ------

                                              2002           2001
                                              ----           ----

Rental properties at cost:
 Cash and cash equivalents              $   52,278    $   38,973
 Restricted cash                           276,856       305,995
 Accounts receivable                        66,929        54,382
 Other assets (net of accumulated
 amortization of  $768,380 and $819,993)   459,954       394,824
                                       -----------   -----------
                                           856,017       794,174
                                       -----------   -----------
Land                                     1,086,228       950,238
Buildings and improvements              22,116,796    27,280,952
Furniture and fixtures                   1,009,816       970,440
                                       -----------   -----------
                                        24,212,840    29,201,630
     Less - accumulated depreciation   (12,108,643)  (14,365,627)
                                       -----------   -----------
                                        12,104,197    14,836,003
                                       -----------   -----------
          Totals                       $12,960,214   $15,630,177
                                       ===========   ===========

                 Liabilities and Partners' Equity
                 --------------------------------
Liabilities:
 Debt obligations                      $11,559,934   $16,616,789
 Accounts payable:
  Trade                                  1,383,672     1,423,037
  Taxes                                      8,114        21,780
  Related parties                          446,907       481,605
  Other                                     65,113        87,830
 Interest payable                          992,358     2,022,602
 Tenant security deposits                  159,235       134,442
 Advances                                        0        35,720
                                       -----------   -----------
         Total liabilities              14,615,333    20,823,805
Minority interest                        3,709,376             0
Partners' deficit                       (5,364,495)   (5,193,628)
                                       -----------   -----------
         Total                         $12,960,214   $15,630,177
                                       ===========   ===========



The accompanying notes arer an integral part of these financial statements.

                   DIVERSIFIED HISTORIC INVESTORS VI
                   ---------------------------------
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------

         For the years ended December 31, 2002, 2001 and 2000

                                      2002         2001         2000
                                      ----         ----         ----
Revenues:
 Rental income                    $2,301,046  $2,434,782     $2,445,698
 Other income                         15,928      11,523              0
 Interest income                       4,298       4,681          6,966
 Gain on sale of investement          84,113           0              0
                                  ----------   ---------     ----------
         Total revenues            2,405,385   2,450,986      2,452,664
                                  ----------   ---------     ----------
Costs and expenses:
 Rental operations                 1,123,519   1,247,800      1,192,754
 General and administrative            1,152           0              0
 Interest                          1,539,717   1,397,720      1,398,919
 Bad debt                              3,250           0              0
 Depreciation and amortization     1,020,938   1,190,197      1,178,867
                                  ----------   ---------     ----------
         Total costs and expenses  3,688,576   3,835,717      3,770,540
                                  ----------   ---------     ----------
Loss before minority interest
 and equity in affiliate          (1,283,191) (1,384,731)    (1,317,876)
Minority interest                     44,704           0              0
Equity in net loss of affiliate            0     (11,107)       (20,228)
                                  ----------   ---------     ----------
Net loss before extraordinary
 item                             (1,238,487) (1,395,838)    (1,338,104)
Extraordinary gain on
 extinguishment of debt            1,067,620           0              0
                                  ----------   ---------     ----------
Net loss                         ($  170,867)($1,395,838)   ($1,338,104)
                                  ==========  ==========     ==========

Net loss per limited partnership
 unit:
 Loss before minority interest
  and equity in affiliate        ($    49.89)($    53.84)   ($    51.24)
 Minority Interest                      1.74        0.00           0.00
 Equity in net loss of
  affiliate                             0.00       (0.43)         (0.79)
 Extraordinary gain                    41.51        0.00           0.00
                                  ----------   ---------     ----------
                                 ($     6.64) ($   54.27)   ($    52.03)
                                  ==========   ==========    ==========

The accompanying notes are an integral part of these financial statements.

                    DIVERSIFIED HISTORIC INVESTORS VI
                    ---------------------------------
                        (a limited partnership)

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
        ------------------------------------------------------
         For the years ended December 31, 2002, 2001 and 2000


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

                    DIVERSIFIED HISTORIC INVESTORS VI
                    ---------------------------------
                        (a limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------

         For the years ended December 31, 2002, 2001 and 2000


                                          2002      2001         2000
                                          ----      ----         ----

Cash flows from operating
 activities:
 Net loss                           ($  170,867) ($1,395,838)($1,338,104)
 Adjustments to reconcile net
  loss to net cash provided by
  operating activities:
  Depreciation and amortization       1,020,938    1,190,197   1,178,867
  Gain on sale of investment            (84,113)           0           0
 Extraordinary gain on
  extinguishment of debt
                                     (1,067,620)           0           0
 Equity in loss of affiliate                  0       11,107      20,228
 Minority interest                      (44,704)           0           0
Changes in assets and liabilities:
 Decrease (increase) in
  restricted cash                         9,946       59,811        (175)
 Increase in accounts receivable        (20,182)     (15,746)
 Increase in other assets              (216,553)     (75,183)     (9,447)
 Increase in investment
  in affiliate                                0      (48,006)          0
  Increase (decrease) in accounts
   payable - trade                       17,431       65,899      (1,237)
  Increase in accounts
   payable - taxes                            0        1,315       1,668
  Increase in accounts
   payable - related party              135,176       47,674      29,693
  Increase (decrease) in accounts
   payable - other                       42,940       88,827     (40,283)
  (Decrease) increase in
   interest payable                    (429,974)     403,961     443,163
  Increase (decrease) in tenant
   security deposits                     24,792      (34,108)     30,866

  (Decrease) increase in advances       (34,520)      35,720           0
                                     ----------   ----------  ----------
Net cash (used in) provided by
 operating activities                  (817,310)     335,630     315,239
                                     ----------   ----------  ----------
Cash flows from investing activities:
 Cash proceeds from sale of
  Saunders Apartments                    25,000            0           0
  Capital improvements               (1,440,030)    (101,699)    (89,844)
                                     ----------   ----------  ----------
Net cash used in investing
 activities                          (1,415,030)    (101,699)    (89,844)
                                     ----------   ----------  ----------
Cash flows from financing activities:
 Proceeds from debt financing         4,930,000            0           0
 Principal payments                  (2,645,885)    (241,173)   (219,779)
 Distributions to minority interest     (38,470)           0           0
                                     ----------   ----------  ----------
Net cash provided by (used in)
 financing activities                 2,245,645     (241,173)   (219,779)
                                     ----------   ----------  ----------
Increase (decrease) in cash and
 cash equivalents                        13,305       (7,242)      5,616
Cash and cash equivalents
 at beginning of year                    38,973       46,215      40,599
                                     ----------   ----------  ----------
Cash and cash equivalents at
 end of year                         $   52,278   $   38,973  $   46,215
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


NOTE C - GOING CONCERN
----------------------

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements during the year ended
December 31, 2002, the Company incurred losses from continuing operations of $170,867. The current Company's total liabilities exceeded its total assets by $5,364,495. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Minimum future commercial rentals on operating leases as of December 31, 2002 are as follows:

                 2003    $ 38,780
                 2004     552,469
                 2005     474,160
                 2006     369,983
                 2007     342,256


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


NOTE F - ACQUISITIONS
---------------------

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


NOTE G- DEBT OBLIGATIONS - Unaudited
------------------------------------

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
collateralized    by    related    rental     1,408,507             0
property.                                   -----------   -----------
                                            $11,559,934   $16,616,789
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


NOTE I - INCOME TAX BASIS RECONCILIATION
----------------------------------------

Certain items enter into the determination of the results of operations in different time periods for financial reporting ("book") purposes and for income tax ("tax") purposes. Reconciliations of net loss and partners' equity follow:


                                      For the Years Ended December 31,

                                        2002        2001        2000
                                        ----        ----        ----

Net loss - book                  ($  170,867)  ($1,395,838)($1,338,104)
Excess of tax under book
 depreciation                        249,017       405,107     283,161
Interest                             125,524       114,148     103,804
Excess of book over tax -
 extraordinary gain on
 extinguishment of debt              118,144             0           0
Excess of tax over book -
 gain on sale of investment
                                    (88,510)             0           0
Minority interest - book            (44,704)             0           0
Other timing differences                  0          3,492      20,228
Minority interest - tax only       (429,376)        95,976      86,705
                                 ----------     ----------  ----------
Net loss - tax                  ($  240,772)   ($  777,115)($  844,206)
                                 ==========     ==========  ==========

Partners' equity - book         ($5,364,495)   ($5,193,628)($3,797,789)
Costs of issuance                 3,279,930      3,279,930   3,279,930
Cumulative tax under book loss    6,735,293      6,805,198   6,186,474
Investment credit recapture           9,900          9,900       9,900
Rehabilitation credit              (251,117)      (251,117)   (251,117)
                                 ----------     ----------  ----------
Partner's equity - tax           $4,409,511     $4,650,283  $5,427,398
                                 ==========     ==========  ==========

                       SUPPLEMENTAL INFORMATION

                  DIVERSIFIED HISTORIC INVESTORS VI
                   --------------------------------
                        (a limited partnership)



          SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2002
          ------------------------------------------------------

                                                      Costs
                                                   Capitalized
                                                   Subsequent
                            Initial Cost to            to
                            Partnership (b)        Acquisition
                            ---------------        -----------


                                         Buildings
                                            and              Date of
                 Encumbrances            Improve-  Improve-   Contr.   Date
Description (a)      (e)       Land (b)   ments      ments     (a)   Acquired
---------------  ------------  --------  --------- --------  ------- --------
17 unit apartments
and 3,000 square
feet of retail
space in Omaha, NE $  813,808 $   10,000  $ 1,774,986 $   71,587  1988  7/88

68 unit apartments
in New Orleans, LA    446,261       -       2,948,634    471,015  1988  7/88

32,500 square feet
of
commercial space in
Alexandria, VA      3,520,000    540,238    5,014,827  1,338,178  1988 12/88

71 unit apartments
and 8,500 square
feet of
commercial space in
Manayunk, PA        5,371,358    400,000      664,508  9,587,970  1989 2/89

10,200 square feet
of commercial space
in Manayunk, PA     1,408,507    135,990   1,223,906            0  N/A  10/02
                  ----------- ---------- -----------  -----------
                  $11,559,934 $1,086,228 $11,626,861  $11,499,750
                  =========== ========== ===========  ===========

                             Gross Amount at which Carried at
                                    December 31, 2002
                             --------------------------------


                               Buildings                Accumu-
                                  and                    lated
                                Improv-      Total       Depr.
Description (a)       Land       ments      (c) (d)     (d) (e)
--------------        ----     ---------    -------    --------
17 unit apartments
and 3,000 square
feet of retail
space in Omaha, NE $  10,000  $ 1,847,574 $ 1,857,573  $  987,890

68 unit apartments
in New Orleans, LA      -       3,419,649   3,419,649   1,860,875

32,500 square feet
of
commercial space in
Alexandria, VA      540,238     6,383,005   6,923,243   3,209,767

71 unit apartments
and 8,500 square
feet of
commercial space in
Manayunk, PA       400,000     10,252,478  10,652,478   5,256,375

10,200 square feet
of commercial space
in Manayunk, PA    135,990     1,223,906    1,359,896      12,239
                ----------    ----------- -----------  ----------
                $1,086,228    $23,126,612 $24,212,839 $11,327,146
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

                                PART IV
                                -------

Item 15. (A)     Exhibits,  Financial Statement Schedules and  Reports
                 on Form 8-K.
                 -----------------------------------------------------

                 1.       Financial Statements

                           a.        Consolidated  Balance  Sheets  at
                 December 31, 2002 and 2001

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