Form 10-K/A
period 2001-12-31
DIVERSIFIED HISTORIC INVESTORS VI
filed 2006-10-10
CIK 828604

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.  20549
                               FORM 10-K/A
                            (Amendment No. 3)


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

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).   Yes ___ No_X_

                           EXPLANATORY NOTE
                           ----------------

Diversified Historic Investors VI (the "Registrant") is filing this Amendment No. 3 to its Amendment No. 2 which was filed with the Securities and Exchange Commission ("SEC") on March 9, 2006, concerning its Annual Report on Form 10-K for the year ended December 31, 2001.

This Amendment No. 3 is being filed for the purpose of correcting a typographical error in our independent Registered Certified Public Accounting Firm's report to state the Registrant's financial statements are audited in accordance with the auditing standards Public Company Accounting Oversight Board (United States of America).

We have not updated the information contained herein for events occurring subsequent to March 9, 2006, the filing date of the Original Filing.

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



                             PART II
                             -------

Item  5.    Market  for  Registrant's Common Equity  and  Related
            Stockholder Matters
            -----------------------------------------------------

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


Item 7A.  Quantitative and Qualitative Disclosures
         About Market Risk
         ------------------------------------------

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

Report of Independent Registered Certified Public Accounting Firm
-----------------------------------------------------------------

To the Partners of Diversified Historic Investors VI
Philadelphia, Pennsylvania


We have audited the accompanying consolidated balance sheet of Diversified Historic Investors VI (a Pennsylvania limited partnership) and subsidiaries as of December 31, 2001 and the related statements of operations, changes in partners' equity and cash flows for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Strehlow Terrace Apartments Limited Partnership, which reflect total assets of $3,103,198 as of December 31, 2001 and total revenues of $262,574 for the year then ended. In addition, we did not audit the financial statements of Mater Dolorosa General Partnership which reflect assets of $1,509,658 as of December 31, 2001 and total revenues of $426,567 for the year then ended. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included Strehlow Terrace Apartments Limited Partnership and Mater Dolorosa General Partnership, is based solely on the reports of the other auditors.

We have conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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




/s/Russell Bedford Stefanou Mirchandani LLP

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

Pailet, Meunier and LeBlanc, L.L.P.
Metairie, Louisiana
February 20, 2002

                   DIVERSIFIED HISTORIC INVESTORS VI
                   ---------------------------------
                        (a limited partnership)

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
              ------------------------------------------

                   AND FINANCIAL STATEMENT SCHEDULES
                   ---------------------------------





Consolidated financial statements:                           Page
                                                             ----

     Consolidated Balance Sheets at December 31, 2001 and     24
2000

     Consolidated Statements of Operations for the Years      25
Ended December 31, 2001, 2000, and 1999

     Consolidated Statements of Changes in Partners'          26
Equity for the Years Ended December 31, 2001, 2000, and 1999

     Consolidated Statements of Cash Flows for the Years      27
Ended December 31, 2001, 2000, and 1999

     Notes to consolidated financial statements             28-36


Financial statement schedules:

     Schedule XI - Real Estate and Accumulated               38
Depreciation

     Notes to Schedule XI                                    49





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


NOTE G - DEBT OBLIGATIONS
-------------------------

Debt obligations were as follows:                  December 31,
                                                 2000        2001
                                                 ----        ----

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


Item  9.    Changes  in  and disagreements  with  Accountants  on
            Accounting and Financial Disclosure
            -----------------------------------------------------

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

Item  12.   Security Ownership of Certain Beneficial  Owners  and
            Management
            -----------------------------------------------------

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


                 2.   Financial statement schedules:

                      a.   Schedule  XI  -  Real  Estate  and
                 Accumulated Depreciation

                      b.   Notes to Schedule XI


                3.   Exhibits:

                 Document         (a)    Exhibit  Number
                 --------         ----------------------

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



Date: October 10, 2006     DIVERSIFIED HISTORIC INVESTORS VI
      ----------------     ---------------------------------
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

Date: October 10, 2006     DIVERSIFIED HISTORIC INVESTORS VI
      ----------------     ---------------------------------
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