Form 10-K/A
period 2002-12-31
DIVERSIFIED HISTORIC INVESTORS VI
filed 2006-10-10
CIK 828604

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

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).   Yes ___ No_X_

                           EXPLANATORY NOTE
                           ----------------


Diverisfied Historic Investors VI (the "Registrant") is filing Amendment No. 3 to its Amendment No. 2 which was filed with the Securities and Exchange Commission ("SEC") on March 9, 2006, concerning its Annual Report on Form 10-K for the year ended December 31, 2002.

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

Report of Independent Registered Certified Public Accounting Firm'
-----------------------------------------------------------------

To the Partners of Diversified Historic Investors VI
Philadelphia, Pennsylvania


We have audited the accompanying consolidated balance sheets of Diversified Historic Investors VI (a Pennsylvania limited partnership) and subsidiaries as of December 31, 2002 and 2001 and the related statements of operations, changes in partners' equity and cash flows for each of the two years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Strehlow Terrace Apartments Limited Partnership, which was foreclosed in the year ended December 31, 2002. In addition, we did not audit the financial statements of Mater Dolorosa General Partnership which reflect assets of $1,385,658 and $1,509,658 as of December 31, 2002 and 2001 and total revenues of $405,113 and $426,567 respectively, for the years then ended. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included Mater Dolorosa General Partnership, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards Public Company Accounting Oversight Board (United States of America). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversified Historic Investors VI as of December 31, 2002 and 2001, and the results of operations and cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

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

Pailet, Meunier and LeBlanc, L.L.P.
Metairie, Louisiana
January 28, 2003

                DIVERSIFIED HISTORIC INVESTORS VI
                ---------------------------------
                     (a limited partnership)

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
           ------------------------------------------

                AND FINANCIAL STATEMENT SCHEDULES
                ---------------------------------




Consolidated financial statements :                     Page
                                                        ----

     Consolidated Balance Sheets at December 31, 2002 and     24
2001

     Consolidated Statements of Operations for the Years      25
Ended December 31, 2002, 2001, and 2000

     Consolidated Statements of Changes in Partners'          26
Equity for the Years Ended December 31, 2002, 2001, and 2000

     Consolidated Statements of Cash Flows for the Years      27
Ended December 31, 2002, 2001, and 2000

     Notes to consolidated financial statements             28-36



Financial statement schedules:

     Schedule XI - Real Estate and Accumulated               39
Depreciation

     Notes to Schedule XI                                    40

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


Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

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

                             PART IV
                             -------

Item 15. (A)     Exhibits,  Financial  Statement  Schedules   and
                 Reports on Form 8-K.
                 ------------------------------------------------

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

Date:  October 10, 2006       DIVERSIFIED HISTORIC INVESTORS VI
       ----------------
                           By: Dover Historic Advisors VI, its
                               general partner

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